Form 10-K
period 2024-12-31
CONSTELLIUM SE
filed 2025-02-28
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-35931
Constellium SE
(Exact name of registrant as specified in its charter)

France			Not Applicable
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 East Lombard Street, Suite 1710
	Baltimore,	MD
21202
(Zip Code)
(Address of principal executive office (US))
	(443)	420-7861
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act
Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Ordinary Shares	CSTM		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule
405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). x Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and
"emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  x
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes x No
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $2.7 billion.
The number of issued and outstanding ordinary shares of the registrant on December 31, 2024, was 146,819,884 and 143,523,308 shares, respectively.

i
Explanatory Note
Constellium SE, a company organized under the laws of France  ("Constellium SE" or "the Company", and when referred to together with its subsidiaries, "the Group" or "Constellium"), qualifies as a foreign private issuer, as determined by Rule
3b-4(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Although, as a foreign private issuer, Constellium SE is not required to do so, beginning in 2025, Constellium SE has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission ("SEC")
instead of filing the reporting forms available to foreign private issuers.
As a foreign private issuer, Constellium SE is exempt from the proxy solicitation rules under Section 14 of the Exchange
Act and Regulation FD, and its executive officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. However, Constellium SE intends to voluntarily file a proxy statement for its annual general meeting with its shareholders ("Annual General Meeting") prepared in accordance with applicable French requirements and voluntarily include certain disclosures required pursuant to Schedule 14A of the Exchange Act. As Constellium SE’s proxy statement is not required to be filed pursuant to Regulation 14A, Constellium
SE may not incorporate by reference information required by Item 11 of this Form 10-K from its proxy statement. Accordingly, in reliance upon and as permitted by Instruction G(3) to Form 10-K, Constellium SE will be filing an amendment to this Form
10-K containing the information required under Item 11 no later than 120 days after the end of the fiscal year covered by this
Form 10-K.
In addition, beginning with this annual report on Form 10-K ("Annual Report"), Constellium SE has voluntarily elected to prepare its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles ("U.S.
GAAP").
ii
iii
Special Note About Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" with respect to our business, results of operations and financial condition, and our expectations or beliefs concerning future events and conditions. You can identify certain forward-looking statements because they contain words such as, but not limited to, "believes," "expects," "may,"
"should," "approximately," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions (or the negative of these terminologies or expressions). All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our business and operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Annual Report.
Important factors that could cause actual results to differ materially from those expressed or implied by the forward-
looking statements are disclosed under "Item 1A. Risk Factors" and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. All forward-looking statements in this Annual Report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could materially affect our results include:
•We may not be able to compete successfully in the highly competitive markets in which we operate, and new competitors could emerge, which could negatively impact our share of industry sales, sales volumes and selling prices.
•Aluminum may become less competitive with alternative materials, which could reduce our sales volumes, or lower our selling prices.
•A significant portion of our revenue is derived from international operations, which exposes us to certain risks inherent in doing business globally.
•Significant tariffs and other trade measures, including recently announced U.S. tariffs on aluminum, could adversely affect our business, results of operations, financial position and cash flows.
•The price volatility of energy costs may adversely affect our profitability.
•If we are unable to substantially pass through to our customers the cost of price increases of our raw materials, which may be subject to volatility, our profitability could be adversely affected.
•Widespread public health pandemics, such as COVID-19, or any major disruption, including those resulting from geopolitical and weather-related catastrophic events, could have a material and adverse effect on our business, financial condition and results of operations.
•The cyclical and seasonal nature of the metals industry, our end-use markets and our customers’ industries could adversely affect our financial condition and results of operations.
•We may be unable to execute and timely complete our expected capital investments or may be unable to achieve the anticipated benefits of such investments.
•We may be affected by climate change or by legal, regulatory, or market responses to such change, and our efforts to meet environmental, social, and governance ("ESG") targets or standards or to enhance the sustainability of our businesses may not meet the expectations of our stakeholders or regulators.
•Disruptions or failures in our IT systems, or failure to protect our IT systems against cyber-attacks or information security breaches, could have a material adverse effect on our business and financial results.
•Our failure to meet customer manufacturing and quality requirements, standards and demand, or changing market conditions could have a material adverse impact on our business, reputation and financial results.
•We are dependent on a limited number of customers for a substantial portion of our sales and a failure to successfully renew or renegotiate our agreements with such customers may adversely affect our results of operations, financial condition and cash flows.
•We are dependent on a limited number of suppliers for a substantial portion of our prime aluminum supply and a failure to successfully renew or renegotiate our agreements with our suppliers, or supply interruptions, may adversely affect our results of operations, financial condition and cash flows.
•The loss of certain members of our senior management team or other key employees may have a material adverse effect on our operating results.
•Our level of indebtedness could limit cash flow available for our operations and capital expenditures and could adversely affect our net income, our ability to service our debt or obtain additional financing, and our business relationships.
iv
•We are a foreign private issuer under the U.S. securities laws and within the meaning of the New York Stock
Exchange ("NYSE") rules. As a result, we qualify for and rely on exemptions from certain corporate governance requirements and may rely on other exemptions available to us in the future.
•Any inability of the Company to continue to benefit from French provisions applicable to registered intermediaries ("intermédiaires inscrits") could adversely affect the rights of shareholders.
•The other factors presented under "Item 1A. Risk Factors."
We caution you that the foregoing list may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We assume no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1. Business
Overview
We are a global leader in the design and manufacture of a broad range of innovative rolled and extruded aluminum products, serving a wide range of blue-chip customers primarily in the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. Our business model is to add value by converting aluminum into semi-fabricated and in some instances fully-fabricated alloyed aluminum products which meet stringent and performance critical requirements from our customers. Our product portfolio generally commands higher margins as compared to less differentiated, more commoditized aluminum products. Our business model aims to pass through aluminum price exposure by pricing our products to include the cost of the metal purchased and hedging any remaining exposure to achieve aluminum price neutrality.
As of December 31, 2024, we operated 25 manufacturing facilities, 3 R&D centers, and 3 administrative centers. Our portfolio of flexible, integrated and strategically located facilities is well invested, among the most technologically advanced in the industry and highly valuable. We believe that we are a critical supplier to many of our customers given our world-class technological and R&D capabilities, our intellectual property and more than 50 years of manufacturing experience. Many of our products are technically advanced, requiring long and complex qualification processes as well as the need for close customer collaborations including joint product development. We believe that our strategic footprint, differentiated capabilities, technically advanced product portfolio, integrated approach and long-standing customer relationship are difficult to replicate and support our competitive position.
Our Strategy
Our mission is to meet customers’ and society’s need for lightweight, strong and sustainable aluminum products while generating attractive returns for our shareholders. We aim to achieve our mission by expanding our leading position as an innovative, go-to-supplier of technologically advanced fabricated aluminum solutions. We are committed to building a safe and sustainable company and becoming the most exciting company in our industry. To achieve these objectives, we have built a business strategy centered around six core principles:
(i) Focus on High Value-added and Responsible Products
We are primarily focused on our strategic end-markets including aerospace, packaging and automotive, in which we have leading positions and long-standing relationships with many of the main manufacturers. These are also markets where we believe that we can differentiate ourselves through our high value-added and specialty products which make up the majority of our product portfolio. Given the inherent characteristics of aluminum of being lightweight, strong, durable and infinitely recyclable, we have made substantial investments to enhance our manufacturing and recycling capabilities as well as product offerings which benefit our customers in many areas such as weight reduction, higher strength and better formability, and contribute to their objective of reducing carbon emissions.
(ii) Increase Customer Connectivity
We regard our relationships with our customers as partnerships in which we work closely together to develop customized solutions which are technically advanced. We aim to deepen our ties with our customers by consistently providing best-in-class products and services and joint product development projects. In addition, supply chain integration allows us to better anticipate customer demands and more efficiently manage our working capital needs. We also seek to strengthen customer connectivity through customer technical support and closed-loop scrap recycling programs.
(iii) Optimize Margins and Asset Utilization Through Rigorous Product Portfolio Management
We are highly focused on maximizing the throughput of our facilities and optimizing our product mix to increase the profitability per machine hour. We believe there are significant opportunities to do so through rigorous focus on the products we choose to make, investments in asset integrity, and continuous improvements in our operations such as debottlenecking and optimizing equipment uptime, speed and recovery. Finally, we complement these efforts by increasing recycling to strengthen our margins, reduce our dependence on external slab and billet suppliers and expand our sustainable product offering.

(iv) Strictly Control Cost, Continuously Improve and Manage Resources Responsibly
We are committed to reducing our operating costs and improving our operations by implementing manufacturing excellence, metal management and other cost improvement initiatives. These include standardizing manufacturing processes, improving recovery thereby reducing internal scrap generation, minimizing energy and water usage, maximizing external scrap input and efficiently managing other resources used by the Company, including capital.
(v) Manage Capital Through a Disciplined Approach and Increase Financial Flexibility
We have invested capital in a number of attractive growth opportunities to advance our production capabilities, product offerings and sustainability profile. We are highly focused on being selective on growth projects and realizing attractive returns on the capital we invest. In addition, we are highly focused on increasing our financial flexibility through earnings growth and free cash flow conversion, which is critical to achieving our objectives of investing in our operations and our people, maintaining a conservative capital structure and returning capital to our shareholders.
(vi) Commit to Our People and Communities
We believe our people are among the best in the industry, which is a competitive strength that allows us to be a leader in our industry. We will continue to provide trainings to our employees, invest in their skills and competencies, and promote a safe and inclusive environment where everyone is valued, contributes, and thrives. We also strive to be socially responsible operators in our communities.
Our Operating Segments
Our business is organized into three operating segments:
(i) Aerospace & Transportation Operating Segment
Our Aerospace & Transportation ("A&T") operating segment offers a wide range of technically advanced aluminum products including plate, sheet and extrusions to blue-chip customers in the global aerospace, space, commercial transportation, general industrial and defense sectors. Many of the products are mission critical, which benefit from our world-class R&D and manufacturing capabilities and unique solutions.
We are a global leader in the supply of advanced aluminum alloy plates, sheets and extrusions to the aerospace and space industries. The aerospace and space industries require high levels of R&D investment and advanced technological capabilities, and therefore tend to command higher margins compared to more commoditized products. We work in close collaboration with our customers to develop highly engineered solutions to fulfill their specific requirements. For example, we have developed
Airware®, a lightweight specialty aluminum-lithium alloy, for our aerospace and space customers to address increasing demand for lighter and more fuel-efficient aircraft and spacecraft. Additionally, aerospace and space products are generally subject to long qualification periods. Our facilities have been qualified by external certification organizations including the National
Aerospace and Defense Contractors Accreditation Program ("NADCAP") and our products have been qualified by our customers. We are also a leading supplier to the commercial transportation, general industrial and defense end-markets in North
America and Europe. Our product portfolio in these segments include both specialty aluminum plates and sheets as well as standard products. Our A&T customers are diverse and range from Airbus, Boeing and Lockheed Martin in commercial and military aerospace, to Ryerson, ThyssenKrupp, General Dynamics and KNDS in commercial transportation, general industrial and defense, to multiple players in space. The majority of our contracts with our largest aerospace customers are multi-year contracts, which provides visibility on volumes and profitability. Our contracts in commercial transportation and defense are typically between one to three years. The contract length in general industrial tends to be one year or less.
(ii) Packaging & Automotive Rolled Products Operating Segment
Our Packaging & Automotive Rolled Products ("P&ARP") segment includes the production and development of customized rolled aluminum sheet products. We supply the packaging market with canstock and closure stock for the beverage and food industry, as well as foilstock for the flexible packaging market. In addition, we supply the automotive market with technically advanced products such as Auto Body Sheet ("ABS"), heat exchanger materials and battery foil products.

We are a leading supplier of canstock in North America and Europe and a leading supplier of closure stock globally. We are also a major supplier of ABS in both North America and Europe, and heat exchangers and battery foil in Europe. These products are subject to the exacting requirements and qualification processes of our customers which we believe provide us with a competitive advantage. We have a diverse customer base, consisting of many of the world’s largest beverage companies, can makers, food and specialty packaging producers, automotive original equipment manufacturers ("OEMs") and general industrial companies. Our packaging customers include AB InBev, Amcor Ltd., Ardagh Metal Packaging S.A., Ball
Corporation, Can-Pack S.A., Crown Holdings, Inc., and Molson Coors Beverage Company USA LL and our automotive customers include BMW AG, Ford Motor Company, Mercedes-Benz Group AG, Stellantis, Toyota Motor Corporation and
Volkswagen Group. Our contracts in packaging and automotive are typically multi-year.
(iii) Automotive Structures & Industry Operating Segment
Our Automotive Structures & Industry ("AS&I") operating segment produces (i) technologically advanced structural solutions for the automotive industry including crash management systems, body structures, side impact beams and battery enclosure components, (ii) soft and hard alloy extrusions for automotive, transportation, general industrial applications, and (iii)
large profiles for rail and general industrial applications. We complement our products with a comprehensive offering of downstream technology and services, which include pre-machining, surface treatment, R&D and technical support services.
We are a leading supplier of aluminum extruded products to automotive customers in North America and Europe. Due to the unique combination of strength and weight, aluminum extruded structural solutions are increasingly favored by our automotive customers given priorities on safety, lightweighting and sustainability. By leveraging our unique R&D partnership with the Brunel University in the United Kingdom, we have developed proprietary alloys and manufacturing technology which have enabled us to deliver high-quality and cost-effective products to our automotive customers. We believe that we are one of the largest providers of aluminum automotive crash management systems globally, and our customers include some of the largest North American and European car manufacturers, such as BMW AG, Ford Motor Company, Mercedes-Benz Group AG,
Stellantis, Toyota Motor Corporation and Volkswagen Group. Our automotive structures contracts are typically multi-year, which usually represents the lifetime of a model. We also serve a broad range of customers across a number of industries outside of automotive including rail, other transportation and general industrial markets in Europe. The non-automotive businesses typically have contracts which are shorter-term in nature.
Our Industry
Aluminum Sector Value Chain
Aluminum has a number of unique physical characteristics. Aluminum is infinitely recyclable and recycling aluminum requires only approximately 5% of the energy required to produce primary aluminum. Aluminum’s corrosion resistance and its malleability also allow it to be easily cast, shaped, machined and used across a variety of applications. In addition, aluminum is lightweight, with one-third the density of steel but offering the same stiffness, which result in products offering strength and stability particularly when alloyed with other metals. All of these capabilities make aluminum a viable and adaptable solution for a growing number of manufacturing and consumption needs.
The global aluminum industry consists of (i) mining companies that produce bauxite, the ore from which aluminum is ultimately derived, (ii) primary aluminum producers that refine bauxite into alumina and smelt alumina into aluminum, (iii)
aluminum semi-fabricated products manufacturers, including aluminum casters, extruders and rollers, (iv) aluminum recyclers and remelters, and (v) integrated companies that are present across multiple stages of the aluminum production chain.

Constellium’s Position in the Aluminum Sector Value Chain
Aluminum value chain

Constellium
Aluminium Suppliers
Aluminium Smelters
Aluminium Recyclers
Value-Add Downstream Aluminium Products
Rolled products
Extrusions
Automotive structures
Recycling
Metal pass-through business model with limited exposure to commodity price risk
Customers
Automotive
Aerospace
Packaging
Specialties
Transportation
Industry
Defense

Our business is primarily focused on adding value through rolling and extruding aluminum into semi-fabricated and in some instances fully-fabricated alloyed aluminum products, for a variety of end-markets. We recycle aluminum, both for our own use and as a service to our customers. We do not participate in upstream activities such as mining, refining bauxite or smelting alumina into aluminum. The aluminum rolled products industry is characterized by economies of scale as significant capital investments are required to achieve and maintain technological capabilities and demanding customer qualification standards. The aluminum extruded products industry also requires significant capital investments in order to achieve and maintain technological capabilities and meet demanding customer qualification standards, but is comparatively more fragmented and generally more regional. The supply of aluminum rolled and extruded products has historically been affected by production capacity, alternative technology substitution and trade flows between regions. The demand for these products has historically been affected by economic growth, substitution trends, cyclicality and seasonality, etc.
There are two main sources of metal input for our rolled or extruded products:
•Slabs or billets we cast from a combination of primary and recycled aluminum. The primary aluminum is typically in the form of standard ingots. The recycled aluminum comes either from scrap from fabrication processes, or from recycled end products in their end-of-life phase, such as used beverage cans.
•Slabs or billets purchased from smelters or metal trading companies.
The cost of primary aluminum is based on the London Metal Exchange ("LME") quoted price plus a regional premium.
Recycled aluminum is also tied to LME pricing (typically sold at a discount to LME price and regional premium). The rolled and extruded aluminum product prices for our products are based generally on the cost of aluminum purchased plus a conversion margin (i.e., the margin to convert the aluminum into a semi-finished product). As a result, the price of aluminum is not a significant driver of our financial performance because we typically pass through the cost of aluminum either to our customers and / or the financial market. Instead, the financial performance of producers of rolled and extruded aluminum products, such as Constellium, is driven by the dynamics in the end-markets that they serve, their relative positioning in those markets and the efficiency of their industrial operations.
Overview of Aluminum Rolled Products, Extrusions and Automotive Structures
Our aluminum rolling process consists of passing alloyed aluminum slabs through a hot-rolling mill and then transferring it to a cold-rolling mill, which gradually reduces the thickness of the metal down to approximately 6 mm for plates and to approximately 0.2-6 mm for sheet. Aluminum rolled products, including sheet, plate and foil, are semi-fabricated products which are used by our customers for their manufacturing of finished goods ranging from packaging such as beverage cans to transportation applications such as automotive body panels to fuselage sheet to aircraft wing parts. According to CRU
International Limited ("CRU"), the compound annual growth rate ("CAGR") for aluminum rolled products between 2024 and
2029 is expected to be 4.0%.
Aluminum extrusion is a technique used to transform alloyed aluminum billets into semi-fabricated products with a defined cross-sectional profile for a wide range of uses. In the extrusion process, a heated aluminum billet is forced through a die and the extruded products can be manufactured in many sizes and in almost any shape. Today, aluminum extrusions are used for a wide range of purposes, including building, general industrial and transportation where virtually every type of vehicle contains aluminum extrusions, including planes, boats, bicycles, trains and cars. In our automotive structures business, automotive extruded profiles are further machined and processed into a system of fully-fabricated automotive structural components. Due to the unique combination of strength and weight, aluminum extruded products are increasingly favored by our automotive customers.
Our Key End-markets
Aerospace
Demand for aerospace plate and sheet is primarily driven by the build rate of commercial aircraft, which we believe will be supported for the foreseeable future by (i) the increasing demand for air travel in an environment of economic growth, (ii) the increased affordability and accessibility of air travel to people from diverse socio-economic backgrounds, (iii) the expansion of airline networks and the opening of new routes to previously underserved destinations and (iv) the necessary replacement of aging fleets by airline operators, particularly in the United States and Western Europe by more fuel-efficient aircraft. Over the longer term the fundamentals driving aerospace demand growth remain intact. Between 2024 and 2043, Airbus predicts over
42,000 new aircraft across all categories of large commercial aircraft with 36% of sales of new airplanes to Europe and North
America, 46% of sales of new airplanes to Asia Pacific and the remaining 18% to the Middle East, Latin America and Africa.
According to CRU, demand for the aerospace aluminum rolled products markets in North America and Europe is expected to grow by 8.2% per annum from 2024 to 2029.
Packaging
The packaging industry has historically been relatively resilient during periods of economic downturn and has had relatively limited exposure to economic cycles and periods of financial instability. Aluminum is a preferred material for beverage packaging as it allows drinks to chill faster, can be stacked for transportation and stored more densely than competing formats (such as glass bottles), is highly formable for unique or differentiated branding, and offers significant environmental advantage of convenient, cost- and energy-efficient recycling. As a result of these benefits, aluminum is increasingly the beverage packaging container of choice and is displacing tinplate, glass and plastics as the preferred packaging material including in the growing specialty product categories. According to CRU, demand for the aluminum canstock market in North
America and Europe is expected to grow by 3.1% and 4.8% per annum between 2024 and 2029, respectively.
Automotive
We believe that the main drivers of automotive sales include overall economic growth, credit availability, level of financing rates, vehicle prices and consumer confidence. Within the automotive sector, the demand for aluminum rolled and extruded products tends to increase faster than the underlying demand for light vehicles due to aluminum’s high strength-to-
weight ratio in comparison to steel and a need for increased energy efficiency. Regulations in the U.S. and EU relating to reductions in carbon emissions are expected continue to result in the increased use of aluminum to "lightweight" traditional vehicles to facilitate better fuel economy, improve emissions performance and enhance vehicle safety. In addition, increased electric vehicle penetration should drive increased demand for aluminum rolled and extruded products due to the greater importance of lightweighting to maximize range, better thermal conductivity for battery boxes and superior energy absorption, as compared to steel. As a result, automotive OEMs are seeking additional applications where aluminum can be used in place of steel and an increased number of cars are being manufactured with aluminum panels and crash management systems. Our automotive rolled, extruded and structural products are predominantly used in premium models, light trucks and sport utility vehicles manufactured by North American and European OEMs. According to industry research, light vehicle production is expected to grow in North America and Europe by approximately 1.3% and 2.3% per annum from 2024 to 2029, respectively.
Comparatively, CRU estimates that the consumption of ABS in North America and Europe is expected to grow by 6.1% and
7.8% per annum between 2024 and 2029, respectively.

Our Business Operations
Our business model is to add value by converting aluminum into semi-fabricated and in some instances fully-fabricated products. It is our policy not to speculate on metal price movements.
Managing Our Metal Price Exposure
For all contracts, we seek to minimize the impact of aluminum price fluctuations in order to protect our cash flows against variations in the LME price, regional and other premiums for aluminum that we buy and sell, with the following methods:
•In cases where we are able to align the price and quantity of physical aluminum purchases with that of physical aluminum sales to our customers, we enter into back-to-back arrangements with our customers.
•When we are unable to align the price and quantity of physical aluminum purchases with that of physical aluminum sales to our customers, we enter into derivative financial instruments to pass through the exposure to financial institutions.
•For a small portion of our volumes, the aluminum we process is owned by our customers and we bear no aluminum price risk.
Sales and Marketing
Our sales force is based in the U.S., Europe (France, Germany, Czech Republic, United Kingdom and Switzerland) and
Asia (South Korea and China). We primarily serve our customers directly and in some cases through distributors.
Raw Materials and Supplies
A majority of our rolling slab and extrusion billet needs is produced internally at our cast-houses. The remaining external rolling slab and extrusion billet needs are secured through long-term contracts with several upstream suppliers. All of our top 10 overall metal suppliers (covering rolling slabs, extrusion billets, primary, high purity, scrap and hardeners) have been long-
standing suppliers to our plants, and in many cases, for more than 10 years. In aggregate, the top 10 suppliers accounted for approximately 50% of our total metal purchases (in terms of volumes) for the year ended December 31, 2024. We typically enter into annual or multi-year contracts with these metal suppliers pursuant to which we purchase various types of metal, including:
•Primary metal from smelters or metal traders in the form of ingots, rolling slabs or extrusion billets.
•Remelted metal in the form of rolling slabs or extrusion billets from external cast-houses, to supplement the capacity of our own internal cast-houses.
•Production scrap from customers and scrap traders.
•End-of-life scrap (e.g., used beverage cans) from customers, collectors and scrap traders.
•Specific alloying elements and primary ingots from producers and metal traders.
Our operations use energy in the forms of natural gas and electricity, which represents the third largest component of our cost of sales, after metal costs and labor costs. We purchase energy from the natural gas and electricity markets and typically secure a large part of our needs pursuant to fixed-price commitments. To reduce the risks associated with our natural gas and electricity requirements, we primarily use forward contracts with our energy suppliers, and to a lesser extent, forward contracts or financial futures with the financial markets, to fix the commodity component of the energy costs. Furthermore, in our longer-
term sales contracts, we aim to include indexation clauses on energy prices. From time to time, we may experience fluctuations in energy costs in the periods of higher volatility.

Our Customers
Our customer base includes some of the leading manufacturers in the aerospace, packaging and automotive end-markets.
We have a relatively diverse customer base with our 10 largest customers representing approximately 55% of our revenue for the year ended December 31, 2024. We generally have long-term relationships with our large customers, many of which span decades.
We see our relationships with our customers as partnerships. In each of our end markets, we closely collaborate with our customers to complete a rigorous product qualification process, which requires substantial time and investment and creates high switching costs. In addition, our product portfolio is predominantly focused on high value-added products, which tend to require close collaborations with our customers to develop technically advanced and tailored solutions to meet their evolving requirements. The significant effort and investment to adhere to rigorous qualification procedures, the close collaborations on technical development and customized offerings, and the focus on product quality and service reliability enable us to foster long-term and mutually beneficial relationships with our customers.
Competition
The worldwide aluminum rolled and extruded industry is highly competitive. We believe the most important competitive factors in our industry are product quality, price, timeliness of delivery and customer service, geographic coverage and product innovation. Aluminum competes with other materials such as steel, glass, plastics and composite materials for various applications. The key competitors in our Aerospace & Transportation operating segment are Arconic Corporation, AMAG
Austria Metall AG, Commonwealth Rolled Products, Inc., Kaiser Aluminum Corporation, Novelis Inc. and Universal Alloy
Corporation. The key competitors in our Packaging & Automotive Rolled Products operating segment are Arconic Corporation,
Commonwealth Rolled Products, Inc., Kaiser Aluminum Corporation, Novelis Inc., Speira GmbH and Tri-Arrows Aluminum
Inc. The key competitors in our Automotive Structures & Industry operating segment are Benteler International AG, Gestamp
Automoción, S.A., Magna International Inc., Metra Aluminum Inc., Norsk Hydro ASA, Otto Fuchs KG, Sankyo Tateyama, Inc.
and UACJ Automotive Whitehall Industries, Inc.
Seasonality
Customer demand in the aluminum industry is seasonal due to a variety of factors, including holiday seasons, weather conditions, economic and other factors beyond our control. Our volumes are impacted by the timing of the holiday seasons in particular, with the lowest volumes typically delivered in August and December and highest volumes delivered in January to
June. Our business is also impacted by seasonal slowdowns and upturns in certain of our customers’ industries. Historically, the can industry is strongest in the spring and summer seasons and the automotive and aerospace sectors encounter slowdowns in both the third and fourth quarters of the calendar year.
Research and Development ("R&D")
We have three R&D centers located in Voreppe, France, Plymouth, Michigan and Brunel University, London, United
Kingdom. We engage in R&D to develop new products, improve our processes, and support the objectives of our customers.
We invested $49 million, $52 million and $46 million in R&D in the years ended December 31, 2024, 2023 and 2022, respectively.
C-TEC, our world-class R&D center located in Voreppe, primarily serves our A&T and P&ARP operating segments and specializes in product and process development, product testing and technical assistance to our plants and customers. Our industry-leading R&D centers in Plymouth and in Brunel provide support to our North American and European automotive customers in the AS&I and P&ARP operating segments by addressing specific market requirements related to our aluminum-
based automotive lightweighting solutions.
Intellectual Property
We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, apply for patents in the appropriate jurisdictions. We currently hold more than 250 active patent families and regularly apply for new ones. While these patents and patent applications are important to the business on an aggregate basis, we do not believe any single patent family or patent application is critical to the business. In connection with our collaborations with universities and other third parties, we occasionally obtain royalty-bearing licenses for the use of third-party technologies in the ordinary course of business.

Insurance
We have implemented a corporate-wide insurance program consisting of both master policies with worldwide coverage and local policies where required by applicable regulations. Our insurance coverage includes: (i) property damage and business interruption; (ii) general liability including operation, professional, product and environment liability; (iii) aviation product liability; (iv) marine cargo (transport); (v) business travel and personal accident; (vi) construction all risk; (vii) automobile liability; (viii) trade credit; (ix) cyber risk; (x) workers’ compensation in the U.S.; and (xi) other specific coverages for executive and special risks. We believe that our insurance coverage terms and conditions are customary for a business such as
Constellium and are sufficient to protect us against catastrophic losses.  We also purchase and maintain insurance on behalf of our directors and officers.
Governmental Regulations and Environmental, Health and Safety Matters
Our operations are subject to a number of international, national, state and local regulations relating to the protection of the environment and to workplace health and safety. Our operations involve the use, handling, storage, transportation and disposal of hazardous substances, and accordingly we are subject to extensive laws and regulations governing emissions to air, discharges to water emissions, the generation, storage, transportation, treatment or disposal of hazardous materials or wastes and employee health and safety matters. In addition, prior operations at certain of our properties have resulted in contamination of soil and groundwater which we are required to investigate and remediate pursuant to applicable environmental, health and safety ("EHS") laws and regulations. Environmental compliance at our key facilities is supervised by the relevant local agencies in the jurisdictions where we operate. Violations of EHS laws and regulations, and remediation obligations arising under such laws and regulations, may result in restrictions being imposed on our operating activities as well as fines, penalties, damages or other costs. Accordingly, we have implemented EHS policies and procedures to protect the environment and ensure compliance with these laws and regulations, and we incorporate EHS considerations into our planning for new projects. We perform regular risk assessments and EHS reviews. We closely and systematically monitor and manage situations of noncompliance with EHS laws and regulations and cooperate with authorities to address any noncompliance issues. We believe that we have made adequate reserves with respect to our remediation and compliance obligations. Nevertheless, new regulations or other unforeseen increases in the number of our non-compliant situations may impose costs on us that may have a material adverse effect on our financial condition, results of operations or liquidity.
We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. The aggregate close down and environmental remediation costs provisions at December 31, 2024 were $92 million. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, we expense the costs when incurred.
We have incurred, and in the future will continue to incur, operating expenses related to environmental compliance. As part of our general capital expenditure plan, we expect to incur capital expenditures for other capital projects that, in addition to improving operations, also reduce certain environmental impacts such as energy consumption, air emissions, water releases, and waste streams optimization. Capital expenditures for existing facilities for environmental control were approximately $16 million in 2024.
Human Capital
As of December 31, 2024, we employed approximately 12,000 employees. In addition, we contracted with approximately
500 temporary workers. Approximately 90% of our employees were engaged in production and maintenance activities and approximately 10% were employed in support functions. Approximately 25% of our employees were employed in the United
States, 35% in France, 20% in Germany, 6% in Switzerland, and 14% in Eastern Europe and other regions. Approximately 50%
of U.S. employees and a majority of non-U.S. employees are covered by collective bargaining agreements. These agreements are negotiated on site, regionally or on a national level, and are of different durations. In the U.S., for the year ended December
31, 2024, there was no extension to any of our collective bargaining agreements and no new collective bargaining agreements were negotiated or ratified.
We are committed to creating a great place to work where all employees can thrive and have equal access and opportunity to develop. In living our company values, our people strategy reflects the importance of safety being our first and foremost concern followed by trust, transparency, respect, empowerment, and collaboration. We actively recruit high-potential candidates, engage our employees through ongoing communication, provide access to learning and leadership programs, and value the broad-reaching abilities and skills our employees possess. As a global organization, we empower our teams to make decisions and implement practices culturally and legally aligned with local practices and law. While we have a global philosophy that influences many aspects of human rights and employment, it is not intended to replace or interfere with local dialogue, regulations and negotiation practices. We continually evaluate and assess our human rights practices and potential risk through a Human Rights Impact Assessment at least every five years.
Labor Practices and Policies
Safety. Safety is our utmost priority. Our industry requires material, equipment, and processes that may pose risks to the health and safety of our employees, contractors, and visitors, so we have defined and implemented strict policies and processes to protect everyone in our facilities. The goal is to achieve zero injuries and illnesses by integrating safety into all aspects of our business. Constellium’s environmental, health and safety ("EHS") management system is described in our EHS FIRST policy and manual, and our EHS directives and guidelines.
Health. Over the last several years we have implemented various wellness programs and policies across the organization to bring awareness to health and wellness. We routinely assess the Company’s paid leave, vacation, and other policies and practices to help provide employees with greater access to resources to help support a healthy lifestyle.
Labor Union Affiliations. Employees have the right to organize and bargain collectively with Constellium and engage in other protected activities. We work in connection with the works councils and unions to negotiate outcomes that benefit employees and the business in alignment with local legal frameworks. We encourage open dialogue and enter into these discussions with trust, respect and collaboration in mind.
Recruiting, Training, Development & Retention
Recruiting. Constellium is committed to attracting, developing, and retaining top talent. We actively recruit individuals with diverse backgrounds and experiences who share our passion for shaping a sustainable future through advanced aluminum solutions. Our recruitment strategy emphasizes promoting a culture of inclusion, continuous learning, and career advancement opportunities. In 2024, we expanded our recruiting initiatives, increasing our number of university partnerships while optimizing and enhancing our digital recruitment tools and recruitment marketing efforts.
Training, Development and Retention. We have developed a global learning and development program, Constellium
University, which is designed to foster a unified learning culture across all levels of the organization from shop floor employees to executive leadership. Initiatives included in Constellium University include: Constellium University learning platform, global engineering development program, leadership development program, the executive leadership program and global mentorship program. In 2024, our Constellium University approach has received the Gold Award from the Brandon Hall Group, an external selection jury, recognizing the quality and the impact for employees and the business of our different global programs.
Available Information
Beginning in 2025, we have voluntarily elected to file with the SEC annual reports on Form 10-K, quarterly reports on
Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, instead of filing the reporting forms available to foreign private issuers. Prior to 2025, we filed or furnished periodic and current reports with the SEC on the reporting forms available to foreign private issuers, namely Form 20-F and Form 6-K. Beginning in 2025, we also intend to voluntarily file with the SEC a proxy statement for our Annual General Meeting prepared in accordance with applicable French requirements and voluntarily include certain disclosures required pursuant to Schedule 14A of the Exchange Act. The SEC maintains an Internet website that contains reports and other information about issuers, like us, that file electronically with the
SEC. The address of that site is www.sec.gov. We will also make available on our website, free of charge, our SEC filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is
www.constellium.com. The information contained on our website is not incorporated by reference in this document.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below and the other information in this Annual Report. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our outstanding securities could decline. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See "Special Note About Forward-Looking Statements." Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors.
BUSINESS AND OPERATIONAL RISKS
We may not be able to compete successfully in the highly competitive markets in which we operate, and new competitors could emerge, which could negatively impact our market share, sales volumes and selling prices.
We are engaged in a highly competitive industry and compete in the production and sale of aluminum rolled and extruded products with a number of other producers, some of which are larger and have greater financial and technical resources than we
do. As a result, these competitors may have an advantage over us in their abilities to research and develop technology, pursue acquisitions, investments and other business opportunities, market and sell their products and services, capitalize on market opportunities, enter new markets, and withstand business interruptions, pricing reductions, or adverse industry or economic conditions. In addition, producers with a lower cost basis may, in certain circumstances, have a competitive advantage. Further, an existing or new competitor may add or build new capacity, which could increase competitive pressure in our markets. New competitors could emerge within aluminum, steel, or other materials, that may seek to compete in our industry. Emerging or transitioning markets in regions with abundant natural resources, low-cost labor and energy, and lower environmental and other standards may pose a significant competitive threat to our business. Moreover, technological innovation is important to our customers who require us to lead or keep pace with new innovations to address their needs. If we do not compete successfully, our market share, sales volumes and financial position, results of operations and cash flows may be negatively impacted.
Aluminum may become less competitive with alternative materials, which could reduce our sales volumes, or lower our selling prices.
Our offerings compete with products made from other materials, such as steel, glass, plastics, and composite materials, for various applications. Higher aluminum prices relative to alternative materials may make aluminum products less competitive.
Environmental and other regulations may also make our products less competitive as compared to materials that are subject to fewer regulations. Customers in our end-markets use and continue to evaluate the further use of alternative materials to aluminum in order to reduce the weight and increase the efficiency of their products. The willingness of customers to accept substitutions for aluminum, could materially adversely affect our financial position, results of operations and cash flows.
A significant portion of our revenue is derived from international operations, which exposes us to certain risks inherent in doing business globally.
We are a global company with operations in the United States, France, Germany, Switzerland, the Czech Republic,
Slovakia, China, Spain, Canada, and Mexico, and we sell our products primarily across North America, Europe, and Asia.
Economic downturns in regional and global economies, or a prolonged recession in our principal industry segments, have had a negative impact on our operations in the past by reducing overall demand for our products, and could have a negative impact on our future financial condition or results of operations. Similarly, geopolitical tensions, instability, conflicts, and wars, such as the conflict between Russia and Ukraine, terrorist acts and tensions between nation states can affect the normal and peaceful course of international relations and can have an adverse impact on the economy and our financial condition.
We generally are subject to financial, political, economic, regulatory and business risks in connection with our global operations, including:
•changes in international governmental regulations, and other foreign trade restrictions and laws, including those relating to taxes, employment and repatriation of earnings;
•compliance with sanction regimes and export control laws of multiple jurisdictions;
•currency restrictions, currency exchange rate and interest rate fluctuations;
•the potential for nationalization of enterprises or government policies favoring local production;
•renegotiation or nullification of existing agreements;
•high rates of, excessive, sustained or prolonged inflation;
•differing protections for intellectual property and their enforcement;

•divergent environmental laws and regulations;
•significant supply/demand imbalances impacting our industry;
•public health crises, epidemics and pandemics, such as COVID-19;
•uncertain social, political, regulatory, or trade conditions and instability (e.g., U.S. and other duties, taxes, tariffs, sanctions, embargoes and trade negotiations);
•geopolitical tensions, international conflict, terrorist attacks, armed conflict and wars; and
•sustained economic downturns, volatility, and instability, regionally and globally.
The occurrence of any of these events could cause our costs to rise, limit growth opportunities, have a negative effect on our operations and financial results, as well as on our ability to plan for future periods. Similarly, if any of our customers or suppliers are similarly impacted, we could be indirectly impacted, and our operations and financial results could be adversely affected. In addition, any of the above events may be heightened due to the ongoing conflict between Russia and Ukraine and other armed and international conflicts and geopolitical tensions. The duration, intensity and consequences of such conflicts and tensions are uncertain and unpredictable, and we may not be able to adequately foresee events that could disrupt and have a negative impact on our operations. Moreover, their continuation is likely to contribute to further instability in the global economy, financial markets, and supply chains.
Significant tariffs and other trade measures, including recently announced U.S. tariffs on aluminum, could adversely affect our business, results of operations, financial position and cash flows.
New tariffs and other restrictive trade measures could adversely affect our business, results of operations, financial position and cash flows. On February 10, 2025, the President of the United States issued an executive order raising the U.S.
tariff rate on aluminum and steel imports to 25% from 10% and eliminating numerous tariff exclusions. This order followed similar orders issued on February 1, 2025 imposing a 25% tariff on imports from Mexico and Canada, though implementation of those tariffs was then paused and the effective date delayed for 30 days. Rapid changes in trade policy can create uncertainty in our operations and business prospects. Such tariffs and any further legislation or actions taken by the U.S. government, such as the imposition of additional tariffs and trade barriers, as well as retaliatory protectionist measures taken by other governments, could increase the cost of our products, product component and raw materials, and adversely impact our business prospects as a result.
The new and substantial tariff increases on aluminum imports into the United States announced on February 10, 2025, should they be implemented and sustained for an extended period of time, could have a significant adverse effect, including financial, on our Company, our supply chain and the aluminum industry as a whole. The ultimate impact of these and other new tariffs are uncertain and will depend on various factors, including whether such tariffs are ultimately implemented, the timing and duration of implementation, and the amount, scope, and nature of the tariffs, and a number of secondary and tertiary effects.
We are continuing to assess the full implications of these and other tariffs for the global aluminum market and the impact they are likely to have on our business, and are considering ways in which we may mitigate potentially unfavorable impacts.
There is no assurance, however, that we will be successful in mitigating the effects on us of increased trade regulation in the current environment. Such tariffs might require us to reconsider or seek to renegotiate our commercial agreements with suppliers and customers, increase the prices of our products or alter the markets into which we procure our supplies or sell our products. Any or all of these actions could adversely affect our business, financial condition, results of operations and cash flows.
The price volatility of energy costs may adversely affect our profitability.
Our operations use natural gas and electricity, which represent a large component of our cost of sales, after metal, labor costs, and depreciation. We typically purchase the majority of our natural gas and electricity requirements on a forward basis under fixed price commitments or long-term contracts with suppliers which provides increased visibility on costs. However, the volatility in costs of fuel, principally natural gas, and other utility services used by our manufacturing facilities affects operating costs. Fuel and utility prices are affected by factors outside our control, such as supply and demand in both local and regional markets as well as governmental regulation, imposition of taxes on energy and costs associated with CO2 emissions, which costs could be significantly impacted during times of economic and political instability, and excessive inflation.We are a significant purchaser of energy and existing and future regulations relating to the emissions by our energy suppliers could result in materially increased energy costs for our operations, particularly during periods of excessive or prolonged inflation, which we may be unable to pass through to our customers. Although we have secured a large part of our near-term natural gas and electricity supply under fixed price commitments or annual or multi-year contracts with suppliers, future increases in fuel and utility prices, prolonged periods of excessive inflation, and/or disruptions in energy supply, as we have experienced, may have an adverse effect on our financial condition, results of operations and cash flows.
If we are unable to substantially pass through to our customers the cost of price increases of our raw materials, which may be subject to volatility, our profitability could be adversely affected.
Prices for the raw materials we require are subject to continuous volatility and may increase from time to time. The overall price of primary aluminum consists of several components: (1) the underlying base metal component, which is typically based on quoted prices from the LME; (2) the regional premium, which represents an incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States or the Rotterdam premium for metal sold in Europe); and (3) the product premium, which represents a separate incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.), alloy, or purity. Each of these three components has its own drivers of variability. The LME price is typically driven by macroeconomic factors, including the global supply and demand of aluminum. Regional premiums tend to vary based on the supply and demand for metal in a particular region, changes in tariffs and associated warehousing and transportation costs. Product premiums generally are a function of supply and demand as well as production and raw material costs for a given primary aluminum shape and alloy combination in a particular region. Raw materials used in our products include alloying elements, such as magnesium, manganese, silicon, zinc, or copper. Prices for these alloying elements are subject to constant volatility and, may increase significantly from time to time.
Sustained high raw material prices, increases in raw material prices, the inability to meaningfully hedge our exposure to such prices, or the inability to pass through any fluctuation in regional premiums, product premiums or other raw material costs to our customers, could have a material adverse effect on our business, financial condition, and results of operations and cash flow. In addition, although our sales are generally made on a "margin over metal (aluminum) price" basis, if aluminum prices or those of the alloying elements we purchase increase, we may not be able to pass on the entire increase to our customers. There could also be a time lag between when changes in metal prices under our purchase contracts are effective and the point when we can implement corresponding changes under our sales contracts with our customers. As a result, we may be exposed to the effects of fluctuations in raw material prices, including aluminum, due to this time lag. Further, although most of our contracts allow us to substantially pass through aluminum prices to our customers, we have certain contracts that are based on fixed pricing, where pass-through is not available. Similarly, in certain contracts we may have ineffective pass-through mechanisms related to regional premium fluctuation, fluctuations in raw material cost, such as alloying elements, and fluctuation in tariffs or other costs. We attempt to mitigate these risks through hedging and by improving the pass-through mechanisms, but we may not be able to successfully reduce or eliminate all of the resulting impact, including higher operating costs, which could have a material adverse effect on our financial results and cash flows.
The cyclical and seasonal nature of the metals industry, our end-use markets and our customers’ industries could adversely affect our financial condition and results of operations.
Our end-markets are cyclical and tend to directly correlate with changes in general and local economic conditions. These conditions include the level of economic growth, affordable energy sources, employment levels, the availability of financing, interest rates and consumer confidence. We are particularly sensitive to cyclicality in the aerospace, automotive, defense, industrial and transportation end-markets. During recessions or periods of low growth, these industries typically experience major cutbacks in production, resulting in decreased demand for aluminum products. This leads to significant fluctuations in demand and pricing for our products and services. Because our operations are capital intensive and we generally have high fixed costs and may not be able to reduce costs and production capacity on a sufficiently rapid basis, our near-term profitability may be significantly affected by decreased processing volumes. Customer demand is also affected by holiday seasons, seasonal slowdowns, weather conditions, economic downturns, and other factors beyond our control. In addition, customer demand can be negatively affected during periods of destocking when inventory levels in the supply chain are higher than normal and our customers and other participants in the supply chain consume their inventory in order to reduce inventory levels. Accordingly, cyclical fluctuations and seasonality, reduced demand and pricing pressures may significantly reduce our profitability and materially adversely affect our financial condition, results of operations and cash flows.
We may be unable to execute and timely complete our expected capital investments or may be unable to achieve the anticipated benefits of such investments.
Our operations are capital intensive. We may not generate sufficient operating cash flows and our external financing sources may not be available in sufficient amounts to enable us to make anticipated capital expenditures, or to complete them on a timely basis. If we are unable to, or determine not to, complete our expected investments, or such investments are delayed, we will not realize the anticipated benefits of such investments. In addition, if we are unable to make investments for upgrades and repairs or purchase new plants and equipment, our financial condition and results of operations could be materially adversely affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, operational disruptions, reduced production capacity, and other competitive factors. Customer demand for our products produced on new investments may be slow to materialize, and new equipment may not perform to our expectations. These factors could adversely affect our results of operations.
We may fail to implement or execute our business strategy, successfully develop, and implement new technology initiatives and other strategic investments.
Our future financial performance and success depend in large part on our ability to successfully execute our business strategy, including investing in high-return opportunities in our core markets, focusing on higher-margin, technologically advanced products, differentiating our products, expanding our strategic relationships with customers, containing our costs, and executing on our manufacturing productivity improvement programs. Any inability to execute our strategy or delay in its execution could reduce our expected earnings and could adversely affect our operations overall.
In addition, being at the forefront of technological development is important to remain competitive. We have invested in, and are involved with several technology and process initiatives. Several technical aspects of certain of these initiatives are still unproven and the eventual commercial outcomes and feasibility cannot be assessed with any certainty. Even if we are successful with these initiatives, we may not be able to bring them to market as planned before our competitors or at all, and the initiatives may end up costing more than expected. As a result, the costs, and benefits from our investments in new technologies and their impact on our financial results may vary from present expectations. Further, we have undertaken and may continue to undertake strategic growth, streamlining and productivity initiatives and investments to improve performance. We cannot be certain that these initiatives will be completed or that they will have their intended benefits. Capital investments in debottlenecking or other organic growth initiatives may not produce the returns we expect at the time of committing to the investment.
We may be affected by climate change or by legal, regulatory, or market responses to such change, and our efforts to meet ESG targets or standards or to enhance the sustainability of our businesses may not meet the expectations of our stakeholders or regulators.
From time to time, our business has been and may continue to be impacted by severe weather conditions, which can cause floods and other natural disasters and result in outages, supply or logistics delays, disruptions and shortages, as well as damage to our plants, machinery and equipment and the risk of physical harm to our personnel and others. The severity and frequency of such events, which can adversely impact our operations and financial condition, may be exacerbated by climate change.  In addition, climate change is a focus and has led to new laws and regulations and further proposed legislative and regulatory initiatives in many of the countries in which we, our suppliers and customers operate. There are also ongoing changes in the legal and regulatory environment with respect to ESG and climate change matters which are subject to changes in governmental policies relating to such issues.As changes are implemented, existing and new or revised laws and regulations in this area could directly and indirectly affect us, our customers, and suppliers, including by increasing the costs of production or impacting demand for and the price of certain products. These may also have the effect of changing the expected timing of projects or initiatives resulting from changes in law or governmental policy.
Compliance with any new laws or regulations or differing interpretations of existing laws, could require additional capital and other expenditures by us or our customers or suppliers. We rely on natural gas, electricity, fuel oil and transport fuel to operate our facilities. We are also subject to environmental reviews, investigations, and remediation by relevant governmental authorities from time to time. Any increase in the direct or indirect costs of these energy sources in response to new laws and regulatory requirements could be passed through to us, our customers, and suppliers, which could also have a negative impact on our financial condition and profitability.
In addition, some of our shareholders, investors, customers, or those considering such a relationship with us, may evaluate our business or other practices according to a variety of ESG targets, standards and expectations. Further, we define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders. As a result, our efforts to conduct our business in accordance with some or all these targets, standards and expectations (and applicable laws and regulations) may involve trade-offs and may not satisfy all stakeholders. Our policies and processes to evaluate and manage
ESG targets and standards in coordination with other business priorities may not prove completely effective. As a result, we may face regulatory, investor, media, or public scrutiny that may adversely affect our business, our results of operations, or our financial condition.

Our failure to meet customer manufacturing and quality requirements, standards, and demand, or changing market conditions could have a material adverse impact on our business, reputation, and financial results.
Product manufacturing in our business is a highly complex process. Our customers specify quality, performance, and reliability standards that we must meet. If our products do not meet these standards or are defective, we may be required to replace or rework the products. We have experienced product quality, performance or reliability problems and defects from time to time and similar defects or failures may occur in the future.
Some additional factors that could adversely impact our ability to meet our customer requirements and demand, or changing market conditions include:
•making substantial capital investments to repair, maintain, upgrade, and expand our facilities and equipment.
Notwithstanding our ongoing plans and investments to increase our capacity, we may not be able to maintain our production capacity or expand it quickly enough to meet our customer requirements;
•unplanned business interruptions caused by events such as explosions, fires, inclement weather, floods and other natural disasters, pandemics, economic and political instability and unrest, wars, accidents, equipment failure and breakdown, IT systems and process failures, electrical blackouts or outages, transportation and, global and regional supply interruptions. Any such event or incident at or in proximity to one or more of our manufacturing facilities or which otherwise affects our business and operations could cause substantial losses or delays in our production capacity, increase our operating costs, and have a negative financial impact on the Company and our customers. Business and operational interruptions may also harm our reputation among actual and potential customers, and the reputation of our customers;
•qualification of our products by our customers can be lengthy and unpredictable as many of these customers have extensive sourcing and qualification processes, which require substantial time and financial resources, with no certainty of success or recovery of our related expenses and investments. Failure to qualify or re-qualify our sites and products may result in us losing such customers or customer contracts; and
•implementing manufacturing processes in new locations, or for new equipment or newly introduced products, may present difficulties, including operational and manufacturing disruptions, delays, or other complications, which could adversely affect our ability to timely launch or ramp-up productions and serve our customers.
If these or any other similar manufacturing or quality failures occur, they could result in losses or product recalls, customer penalties, contract cancellation and product liability exposure. Further, they could adversely affect product demand, result in negative publicity, damage our reputation, and could lead to loss of customer confidence in our products, which could have a material adverse impact on our business, financial position, and results of operations.
We are dependent on a limited number of customers for a substantial portion of our sales and a failure to successfully renew or renegotiate our agreements with such customers may adversely affect our results of operations, financial condition, and cash flows.
Our business is exposed to customer concentration risk. A significant downturn in the business, credit or financial condition of our largest customers could expose us to the risk of default on contractual agreements, or reductions or deferrals of those customers' requirements for our products.
Our customer contracts and related arrangements are subject to renewal, renegotiation, or re-pricing at periodic intervals or, in some cases, upon changes in competitive and regulatory supply conditions. Some of our customer contracts also provide termination rights to our customers, or may have provisions that may become less favorable to us over time. If we fail to successfully renew or renegotiate customer contracts or arrangements, negotiate improved terms, or if we are not successful in replacing business lost from such customers, then our results of operations, financial condition and cash flows could be materially adversely affected. Similarly, any material deterioration in, or termination of, these customer relationships could result in a reduction or loss in sales volume or revenue which could materially adversely affect our results of operations, financial condition, and cash flows.
Relatedly, we have dedicated facilities serving certain of our customers which subjects us to the inherent risk of increased dependence on such customers with respect to these facilities. In such cases, the loss of a customer, or the reduction of that customer’s business at these facilities, or the deterioration of such customer’s credit or financial condition, could materially adversely affect our financial condition and results of operations, and we may be unable to timely replace, or replace at all, lost order volumes and revenue.

The ability of large customers to exert leverage in the market to reduce the pricing for our aluminum products, could materially adversely affect our financial position, results of operations and cash flows. In addition, customers in our end-
markets, including the packaging, automotive, and aerospace sectors, may consolidate and grow in a manner that could affect their relationships with us. For example, if our customers become larger and more concentrated, they could exert financial pressure on all suppliers, including us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce or maintain prices or reduce volumes of production during periods of increased costs, or if we lose customers because of consolidation, pricing or other methods of competition, our financial position, results of operations and cash flows may be adversely affected. If as a result of consolidation in our industry, our competitors are able to exert financial pressure on suppliers, obtain more favorable terms or otherwise take actions that could increase their competitive strengths, our competitive position may be materially adversely affected.
We are dependent on a limited number of suppliers for a substantial portion of our aluminum supply and a failure to successfully renew or renegotiate our agreements with our suppliers, or supply interruptions, may adversely affect our results of operations, financial condition, and cash flows.
Our ability to produce competitively priced aluminum products depends on our ability to procure competitively priced aluminum in a timely manner and in sufficient quantities to meet our production needs. We have supply arrangements with a limited number of suppliers for aluminum. Increasing aluminum demand levels and reduced availability have caused regional supply constraints in the industry, and further increases in demand and capacity limitations could exacerbate these issues, particularly during periods of economic and political instability and conflict. We maintain annual and multi-year contracts for a majority of our supply requirements and depend on spot purchases for the remainder of such requirements. There can be no assurance that we will be able to renew or obtain replacements for such contracts when they expire on favorable terms, or at all.
Additionally, if any of our key suppliers is unable to deliver sufficient quantities on a timely basis, our production may be disrupted, and we could be forced to purchase primary metal or other raw materials from alternative sources, which may not be available in sufficient quantities or may only be available on terms that are less favorable to us and could also impact our overall sustainability targets. An interruption in key supplies required for our operations could have a material adverse effect on our ability to produce and deliver products on a timely or cost-efficient basis and therefore on our financial condition, results of operations and cash flows. Moreover, a significant downturn in the business or financial condition of our significant suppliers exposes us to the risk of delays in supply or default by the supplier on our contractual agreements.
We use a large amount of aluminum scrap for our operations and acquire our scrap inventory from numerous sources. Our suppliers  are generally not bound by long-term contracts and have no obligation to sell aluminum scrap to us. As an example, a decrease in the supply of used beverage cans ("UBCs") could negatively impact our supply of aluminum. In addition, when using recycled material, we benefit from the difference between the price of primary aluminum and aluminum scrap.
Consequently, if this difference narrows for a considerable period of time or if an adequate supply of aluminum scrap is not available to us, we would be unable to recycle metals at desired volumes and our results of operations, financial condition and cash flows could be materially adversely affected.
In addition, we use certain alloying elements for our operations and the production of such alloying elements is highly concentrated in certain countries. The suppliers of alloying elements are not bound by long-term contracts and have no obligation to sell products to us. The availability and price exposure of alloying elements has been negatively impacted since late 2020 and this could continue in the future. This is also driven by government policy changes in countries like China, for example, where these alloying elements are produced. Consequently, if prices increase for a considerable period of time or if an adequate supply of alloying elements is not available to us, we would be unable to produce aluminum at desired volumes and our results of operations, financial condition and cash flows could be materially adversely affected.
The loss of certain members of our senior management team or other key employees may have a material adverse effect on our operating results.
Our success depends, in part, on the efforts of our senior management and other key employees. These individuals, including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, possess sales, marketing, engineering, technical, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, or the cost of labor significantly increases, our ability to operate and expand our business, improve our operations, develop new products, and, as a result, our financial condition, and results of operations, may be adversely affected. Moreover, the hiring of qualified individuals is highly competitive in our industry, which may be impacted by labor shortages, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees. Further, the failure to retain or provide adequate succession plans for key personnel could adversely affect our operations and competitiveness.
We could experience labor disputes and work stoppages, or be unable to renegotiate collective bargaining agreements, which could disrupt our business and have a negative impact on our financial condition and results of operations.
A significant number of our employees are represented by unions or equivalent bodies or are covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Although we believe that we will be able to successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, and may result in a significant increase in the cost of labor or may break down and result in the disruption or cessation of our operations. In addition, from time to time, we may experience labor disputes and work stoppages at our facilities, which may or may not be in connection with collective bargaining agreement negotiations. Reasons for stoppages include disapproval of governmental measures, solidarity with a dismissed employee, wage claims, protests against working conditions and/or strikes. These disruptions can have a duration ranging from hours to weeks. Existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities. Any such stoppages or disturbances may adversely affect our financial condition and results of operations by preventing or limiting plant production and adversely affecting sales volumes, profitability, and operating costs.
We could be required to make unexpected contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.
We have substantial pension and other post-employment benefit obligations. Most of our pension obligations relate to defined benefit pension plans for our employees in the United States, Switzerland, France and Germany, and lump sum indemnities payable to our employees in France and Germany upon retirement or termination. Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate a number of assumptions, including interest rates used to discount future benefits. Our liquidity or shareholders’ equity in a particular period could be materially adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline in the rate used to discount future benefits. Our pension plan assets consist primarily of funds invested in diversified portfolios. If the assets of our pension plans do not achieve assumed investment returns for any period, such deficiency could result in one or more charges against shareholders’ equity for that period. In addition, changing economic conditions, poor pension investment returns or other factors may require us to make unexpected cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.
In addition, one of our facilities in the United States participates in various "multi-employer" pension plans administered by labor unions representing some of our employees. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and potentially be faced with significant withdrawal liability. Further, if any of the other plan sponsors were to fail to meet their obligations, we could be exposed to increased liability. Any of these potential increased liabilities could have an adverse effect on our results of operations or financial condition.
FINANCIAL RISKS
Our level of indebtedness could limit cash flow available for our operations and capital expenditures and could adversely affect our net income, our ability to service our debt or obtain additional financing, and our business relationships.
We have a significant amount of indebtedness. To service such debt, we require a significant amount of cash. We believe that the cash provided by our operations or future borrowings will be sufficient to provide for our cash requirements for the foreseeable future. However, our ability to satisfy our obligations depends on our future operating performance and financial results, which are subject, in part, to factors beyond our control, including interest rates and general economic, financial, and business conditions. We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
In addition, our level of indebtedness could adversely affect our operations by:
•reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•adversely affecting the terms under which suppliers provide goods and services to us;
•limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete, including limiting our ability to make strategic acquisitions; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.
If we are unable to meet our debt service obligations and pay our expenses, we may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital, restructure, or refinance all or a portion of our debt before maturity or take other measures. Such measures may materially adversely affect our business. If these alternative measures are unsuccessful, we could default on our obligations, which could result in the acceleration of our outstanding debt obligations and could have a material adverse effect on our business, results of operations and financial condition.
A failure to comply with our debt covenants could result in an event of default. If we default under our indebtedness, we may not be able to borrow additional amounts, and our lenders could elect to declare all outstanding borrowings, plus accrued and unpaid interest, and fees, to be due and payable, or take other remedial actions. Some of our indebtedness is also subject to cross-default provisions, which means that if an event of default occurs under certain material indebtedness, such event of default could trigger an event of default under other indebtedness. If our debt payments were to be accelerated, we cannot be certain that our assets would be sufficient to repay such debt in full and our lenders could consequently foreclose on our pledged assets.
In addition, a deterioration in our financial position or a downgrade of our credit ratings could adversely affect our financing levels, limit access to the capital or credit markets or our liquidity facilities, or otherwise adversely affect the availability of other new financing on favorable terms or at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we incur, increase our borrowing costs, or otherwise impair our business, financial condition and results of operations. Such deterioration or downgrade of our credit ratings could also have an adverse effect on our business relationships with customers, suppliers and hedging counterparties.
 Our results of operations, cash flows and liquidity could be adversely affected if we are unable to execute on our hedging policy, if counterparties to our derivative instruments fail to honor their agreements or if we are unable to enter into certain derivative instruments.
We purchase and sell forwards, futures and, from time to time, options contracts as part of our efforts to reduce our exposure to changes in currency exchange rates, aluminum prices and other raw materials and energy prices. If we are unable to enter into such derivative instruments to manage those risks due to the cost or availability of such instruments or other factors, or if we are not successful in passing through the costs of our risk management activities, our results of operations, cash flows and liquidity could be adversely affected. Our ability to realize the benefit of our hedging program is dependent upon many factors, including factors that are beyond our control. For example, our foreign exchange hedges are scheduled to mature on the expected payment date by the customer; therefore, if the customer fails to pay an invoice on time and does not warn us in advance, we may be unable to reschedule the maturity date of the foreign exchange hedge, which could result in an outflow of foreign currency that will not be offset until the customer makes the payment. We may realize a gain or a loss in unwinding such hedges. In addition, our metal-price hedging program depends on our ability to match our monthly exposure to sold and purchased metal, which can be made difficult by seasonal variations in metal demand, unplanned changes in metal delivery dates by us, our suppliers, or our customers and other disruptions to our inventories. We may also be exposed to losses if the counterparties to our derivative instruments fail to honor their agreements.
With the exception of hedges on certain long-term aerospace contracts, we do not apply hedge accounting to our forwards, futures, or option contracts. Unrealized gains and losses on our derivative financial instruments that do not qualify for hedge accounting are reported in our consolidated results of operations, or in the case of hedges relating to our indebtedness, in
Finance cost - net. The inclusion of such unrealized gains and losses in earnings may produce significant period-over-period earnings volatility that is not necessarily reflective of our underlying operating performance. In addition, in certain scenarios when market price movements result in a decline in value of our current derivatives position, our mark-to-market expense may exceed our credit line and counterparties may request the posting of cash collateral which, in turn, can be a significant demand on our liquidity.
At certain times, hedging instruments may simply be unavailable or not available on terms acceptable to us. In addition, current legislation increases the regulatory oversight of over-the-counter derivatives markets and derivative transactions. The companies and transactions that are subject to these regulations may change. If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, this could have an adverse effect on our financial condition and results of operations.
Changes in income tax rates or income tax laws, additional income tax liabilities due to unfavorable resolution of tax audits, and challenges to our tax position could have a material adverse impact on our financial results.
We operate in multiple tax jurisdictions and believe that we file our tax returns in compliance with the tax laws and regulations of these jurisdictions. Various factors determine our effective tax rate and/or the amount we are required to pay, including changes in or interpretations of tax laws and regulations in any given jurisdiction or global (for example Organization for Economic Co-operation and Development  Pillar 2 tax reform) and EU-based initiatives (some such tax laws and regulations aim, among other things, to address tax avoidance by multinational companies), changes in geographical allocation of income and expense, the ability to use net operating loss and other tax attributes, and the evaluation of deferred tax assets that requires significant judgment. Any resulting changes to our effective tax rate could materially adversely affect our financial position, liquidity, results of operations and cash flows.
In addition, due to the size and nature of our business, we are subject to ongoing reviews by tax authorities on various tax matters, including challenges to positions we assert on our income tax and withholding tax returns. We accrue income tax liabilities and tax contingencies based upon our best estimate of the taxes ultimately expected to be paid after considering our knowledge of all relevant facts and circumstances, existing tax laws and regulations and how the tax authorities and courts view certain issues. Such amounts are included in income taxes payable or deferred income tax liabilities, as appropriate, and updated over time. Any material adverse review could impact our financial position and results of operations.
LEGAL, GOVERNANCE AND COMPLIANCE RISKS
Significant legal proceedings and investigations, proprietary claims, regulatory and compliance costs, including with regard to environmental matters, could increase our operating costs and adversely affect our financial condition and results of operations.
We may from time to time be involved in, or be the subject of, disputes, proceedings and investigations with respect to a variety of matters, including matters related to personal injury, product liability and warranty claims, intellectual property rights or defending claims of infringement, employees, taxes, contracts, anti-competitive or anti-corruption practices as well as other disputes and proceedings that arise in the ordinary course of our business. It could be costly to address these claims or any related investigations, whether meritorious or not, and if found liable, we could be required to pay substantial monetary damages. Legal proceedings and investigations could also divert management’s attention as well as operational resources, adversely affecting our financial position, results of operations, cash flows, and reputation.
We believe that our intellectual property has significant value and is important to the marketing of our products and maintaining our competitive advantage. Although we attempt to protect our intellectual property rights through a combination of patent, trademark, trade secret and copyright laws, as well as through confidentiality and nondisclosure agreements and other measures, these measures may not be adequate to fully protect our rights. For example, we have a presence in China, which historically has afforded less protection to intellectual property rights than the United States or Europe. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition, we therefore may incur significant costs protecting such rights.
Our operations are subject to international, national, state, and local laws and regulations in the jurisdictions where we do business, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. As of December 31,
2024, we had environmental remediation costs provisions of $92 million. Future environmental regulations, requirements or more aggressive enforcement of existing regulations could impose stricter compliance requirements on us and on the industries in which we operate, such as legislative efforts to limit greenhouse gas emissions, including carbon dioxide. If we are unable to comply with these laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, changes to these laws and regulations could result in us being required to incur additional costs.
We are a foreign private issuer under the U.S. securities laws and within the meaning of the NYSE rules. As a result, we qualify for and rely on exemptions from certain corporate governance requirements and may rely on other exemptions available to us in the future.

As a "foreign private issuer," as defined in Rule 405 under the Securities Act of 1933, as amended (the "Securities Act"), we are permitted to follow our home country practice in lieu of certain corporate governance requirements of the NYSE.
Foreign private issuers are also exempt from certain U.S. securities law requirements applicable to U.S. domestic issuers, including the requirement to file quarterly reports on Form 10-Q, requirements relating to the solicitation of proxies for shareholder meetings under Section 14 of the Exchange Act, and Section 16 filings.  We have voluntarily elected to file this
Annual Report using Form 10-K and intend to subsequently file annual reports on Form 10-K and quarterly reports on Form 10-
Q, as well as voluntarily file a proxy statement for our Annual General Meeting prepared in accordance with Section 14A of the
Exchange Act and applicable French requirements.  We may choose not to make such voluntary filings in the future, and so long as we qualify as a foreign private issuer, you may not have the same protections applicable to companies that are subject to all of the NYSE corporate governance requirements and other requirements to which domestic issuers are subject.
Any shareholder acquiring 30% or more of our voting rights may be required to make a mandatory takeover bid or be subject to claims for damages.
According to the Company’s articles of association ("Articles of Association"), any person, acting alone or in concert within the meaning of Article L. 233-10 of the French Commercial Code, who comes into possession, other than following a voluntary takeover offer, directly or indirectly, of more than 30% of the capital or voting rights of the Company, shall launch a takeover offer on all the shares and securities granting access to the Company's shares or voting rights, and on terms that comply with applicable U.S. securities laws, and SEC and NYSE rules and regulations. The same requirement applies to persons, acting alone or in concert, who directly or indirectly own a number between 30% and half of the total number of equity securities or voting rights of the Company and who, in less than twelve consecutive months, increase the holding, in capital or voting rights, by at least 1% of the total number of equity securities or voting rights of the Company.
The rights of our shareholders may be different from the rights of shareholders of U.S. companies and provisions of our organizational documents and applicable law may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their ordinary shares or to make changes in our Board.
Our corporate affairs are governed by the Company’s Articles of Association and by the laws governing companies incorporated in France. The rights of shareholders and the responsibilities of members of our Board may be different from the rights of shareholders and duties of directors in companies governed by the laws of U.S. jurisdictions. In the performance of its duties, our Board is required by French law to consider the interests of the Company, its shareholders, its employees, and other stakeholders, in all cases with due consideration to the principles of reasonableness and fairness. It is possible that some of these stakeholders could have interests that are different from, or in addition to, our shareholders’ interests.
Under French law shareholders generally do not have the right to bring a derivative action on behalf of a company or to bring an action against a third party on their own behalf to recover indirect losses sustained by them as a result of the third party’s breach of contractual or other obligations to the Company. Only in the event that the acts or omissions of the third party also constitute a tort towards the shareholder, causing it direct, personal, and definite loss or damage, may the shareholder itself have an individual right of action against such third party.
The French Consumer Code provides for the possibility to initiate class actions (actions en représentation conjointe);
however, such class actions are not available with respect to acts which affect the rights of shareholders. Approved associations of shareholders or investors are allowed to bring claims in respect of wrongful acts harming the "collective interest" of the investors or of certain categories of investors. Such associations may request that the court orders responsible persons to comply with relevant legal requirements to end irregularities or eliminate their effects. They may also seek indemnification in the name of individual investors who have suffered individual damages if mandated by at least two such investors.
The provisions of French corporate law and the Articles of Association have the effect of concentrating control over certain corporate decisions and transactions in the hands of our Board. As a result, holders of our shares may have more difficulty in protecting their interests in the face of actions by members of the Board than if we were incorporated in the United States.
In addition, several provisions of the Articles of Association and the laws of France may discourage, delay or prevent a merger, consolidation or acquisition that shareholders may consider favorable, such as the obligation to disclose the crossing of ownership thresholds. Under French law, our shareholders’ meeting may empower our Board to issue shares, or warrants to subscribe new shares, and restrict or exclude preemptive rights on the issue of those shares or warrants, including in the context of takeover offers. These provisions could impede the ability of our shareholders to benefit from a change in control and, as a result, may materially adversely affect the market price of our ordinary shares and our shareholders’ ability to realize any potential change of control premium. French law does not grant appraisal rights to a company’s shareholders who wish to challenge the consideration to be paid upon a domestic legal merger or demerger of a company.

United States civil liabilities may not be enforceable against the Company.
We are incorporated as a Societas Europaea (an "SE") under the laws of France and a substantial portion of our assets are located, and a majority of our directors and officers reside, outside the United States. It may be difficult for investors to effect service of process within the United States upon the Company or other persons residing outside the United States. It may also be difficult to enforce outside of the United States judgments delivered by U.S. courts in any action, including under the civil liability provisions of U.S. federal securities laws or to enforce rights under U.S. federal securities laws in foreign courts.
There is no treaty between the United States and France for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any
U.S. court based on civil liability would not be enforceable in France unless recognized by French courts in accordance with
French law. Moreover, an SEC decision ordering the payment of a fine would not be enforceable in France.
If a U.S. judgment is not recognized in France, the parties would have to re-litigate their dispute before a French court, provided such court has jurisdiction over the dispute. Accordingly, there can be no assurance that U.S. investors will be able to enforce any civil judgments obtained in U.S. courts, including under U.S. federal securities laws, against the Company or our directors, our officers or certain experts who are residents of France or other foreign countries. In addition, there is doubt as to whether a French court would impose civil liability on the Company, our directors, our officers or certain of our experts in an action based on U.S. federal securities laws even if brought in a French court of competent jurisdiction.
Any inability of the Company to continue to benefit from French provisions applicable to registered intermediaries
("intermédiaires inscrits") could adversely affect the rights of shareholders.
Article 198 of the Pacte Act, that came into full force and effect on June 10, 2019, amended the French Commercial Code in a way that allows us to maintain our current shareholder ownership structure in the United States. The French Commercial
Code (as amended by the Pacte Act) allows an intermediary to be registered for the account of holders of shares of French companies which are admitted to trading solely on a market in a non-EU country that is considered equivalent to a regulated market pursuant to paragraph (a) of Article 25(4) of Directive EC2014/65/EU (which, pursuant to the European Commission decision dated December 13, 2017, includes the NYSE).
We use a French registered intermediary for the account of our beneficial owners (the "French Intermediary"). If the
French Intermediary fails to comply with the French provisions applicable to registered intermediaries (intermédiaires inscrits), and if we are unable to find an appropriate substitute, or if the European Commission no longer considered the NYSE as equivalent to an EU regulated market as described above, we might not be able to comply with existing French laws regarding the holding of shares in the "au porteur" (bearer) form, and shares would have to be held in "au nominatif" (registered) form. In such case, the Company would need to maintain at all times a register with the name of (and number of shares held by) each shareholder, which could adversely affect the rights of our shareholders, including potentially the right to exercise their voting rights as Company shareholders as only shareholders registered on such register would be entitled to vote.
If dividends were paid by our Company, it is uncertain whether our non-resident French shareholders would actually obtain the elimination or reduction of the French domestic dividend withholding tax to which they would be entitled.
In accordance with domestic or double tax treaty provisions, shareholders may be entitled to an elimination or reduction of the default French withholding tax, on dividends distributed by the Company (i.e., 12.8%, 25%, or 75% in the case where the dividends are paid in non-cooperative States or territories within the meaning of article 238-0 A 1, 2 and 2 bis-1° of the French tax code), subject to the French paying agent of the dividends being provided with the required information and documentation relating to the tax status of the shareholders. Numerous intermediaries would be involved in the process of transmitting the relevant information and documentation from our shareholders to the French paying agent in case of the distribution of dividends by the Company. As a result, this process may potentially jeopardize the ability for our non-resident French shareholders to obtain the elimination or reduction of the French withholding tax to which they are entitled.
If dividends were paid by our Company, it is uncertain whether our shareholders would actually obtain the elimination or reduction of the Dutch domestic dividend withholding tax to which they would be entitled.
Since the Company was initially incorporated under Dutch law it is deemed to be resident of the Netherlands for Dutch dividend withholding tax purposes. Dividends paid on our ordinary shares since the transfer of domicile of our parent company from the Netherlands to France are therefore, based on Dutch domestic law, still subject to Dutch dividend withholding tax at a rate of 15%. Since our corporate seat has been transferred to France as of December 12, 2019, our dividends paid, on our ordinary shares generally should be subject to French dividend withholding tax and not to Dutch dividend withholding tax on the basis of the double tax treaty between the Netherlands and France. However, both French and Dutch dividend withholding tax may be required to be withheld from any such dividends paid, if and when paid to Dutch resident holders of our ordinary shares and to non-Dutch resident holders of our ordinary shares that have a permanent establishment in the Netherlands to which the ordinary shares are attributable. According to the Dutch tax authorities, Dutch dividend withholding tax must also be withheld, in addition to the French withholding tax on dividends paid insofar as the identity of our shareholders cannot be determined by the Company and therefore such shareholders would not be able to obtain elimination or reduction of the Dutch domestic dividend withholding tax.
The French Ruling could be revoked if the description and legal analysis of the holding structure of the shares of the
Company after the completion of its transfer from the Netherlands to France was inaccurate.
In connection with our transfer of domicile in 2019 from the Netherlands to France, the French tax authorities notably confirmed by a ruling dated October 11, 2019 (the "French Ruling") that the purchases of ordinary shares of the Company were not subject to registration duties in France, subject to the absence of any deed concluded in France, and were not subject to the
French financial transaction tax. Such confirmation is based on the description and legal analysis of the holding structure of the shares of the Company made by the Company to the French tax authorities in our request for its ruling. If the French tax authorities were to consider that the description or legal analysis in the ruling request with regards to the holding structure of the shares of the Company is inaccurate, notably to the extent that such description and analysis are based on U.S. securities law notions that are foreign to French law, the French tax authorities could decide to revoke the French Ruling and such decision could have adverse tax consequences for our shareholders.
Purchases of our ordinary shares could be subject to the French financial transaction tax if the NYSE were to be formally recognized as a foreign regulated market by the French Financial Market Authority or the applicable provisions of the French tax code were amended.
Pursuant to Article 235 ter ZD of the French tax code, purchases of equity instruments or similar securities of a French company listed on a regulated market of the EU or on a foreign regulated market formally recognized as such by the French
Financial Market Authority (the "AMF") are subject to a French tax on financial transactions at a rate of 0.4% following the adoption of the Finance bill for 2025 provided that the issuer’s market capitalization exceeds 1 billion euros as of December 1 of the year preceding the taxation year. On the date hereof, the NYSE is not formally recognized as a foreign regulated market by the AMF.
If the NYSE were to be formally recognized as a foreign regulated market by the AMF in the future, or if Article 235 ter
ZD of the French tax code were amended to include the NYSE as a foreign regulated market, the French financial transaction tax could be due on purchases of ordinary shares of the Company.
GENERAL RISKS
Widespread public health pandemics, such as COVID-19, or any major disruption, including those resulting from geopolitical and weather-related catastrophic events, could have a material and adverse effect on our business, financial condition, and results of operations.
Any public health pandemic, such as COVID-19, and any other disease outbreak in countries where we, our customers or our suppliers operate could have a material and adverse effect on our business, financial condition, and operations locally and globally. As a result of COVID-19, we experienced disruptions in production and operations at both our facilities and those of our customers and suppliers, our sales and operating margins were negatively affected, which adversely impacted our revenues and operating margins. Related disruptions such as cancellations, delays and increased transport times for delivery of materials to our facilities, negatively impacted our ability to timely manufacture and ship our products to customers. Any similar pandemic, other health crisis or related continuous disruption, may adversely impact our supply chain and operations in the affected areas and could have a material impact on our business, financial condition and results of operations.
Disruptions or failures in our IT systems, or failure to protect our IT systems against cyber-attacks or information security breaches, could have a material adverse effect on our business and financial results.
We rely on our IT systems to effectively manage and operate our business, including such processes as data collection, accounting, financial reporting, communications, supply chain, order entry and fulfillment, other business processes, and in operating our equipment. The failure of our IT systems to perform efficiently could disrupt our business and could result in transaction errors, processing inefficiencies, limited equipment utilization, the loss of sales, customers, or intellectual property,

causing our business and financial results to suffer. A failure in, or breach of, our IT systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses. As cyber threats continue to evolve, we periodically adjust our security measures and procedures to allow us to investigate and promptly remediate any information security issues.
Information security risks continue to grow with the ongoing proliferation of new technologies and the sophistication and high level of activity of perpetrators of cyber-attacks, particularly during periods of domestic and international conflict, and geopolitical tension. Moreover, with remote working remaining an option for our personnel, we continue to have a dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption, or unavailability, and which increases our exposure to security breaches. Any of these events could negatively impact our operations. We did not have any significant security incidents or intrusions in 2024 that adversely impacted our systems or business.
We continuously evaluate our IT systems and security processes, including conducting third party security assessments.
We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services, and operations from potential cyber-attacks.
However, given the unpredictability, nature, and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We, and our suppliers, could potentially be subject to operational disruption to our respective information systems, which could cause production downtime, operational delays or outages, other adverse impacts on our operations or ability to provide products and services to our customers, the compromise of confidential or otherwise protected information, misappropriation, destruction or corruption of data (including customer and order data), security breaches, other manipulation or improper use of our or third-party systems, networks or products. Any of the aforementioned events could lead to financial losses from remedial actions, loss of business or potential liability, and/or damage our reputation, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
For further information regarding our cybersecurity risk management processes see Item 1C Cybersecurity.
We may be exposed to fraud, misconduct, corruption, or other illegal activity which could harm our reputation and our financial results.
We may be exposed to fraud, misconduct, corruption or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Despite the internal controls and the policies and procedures we have developed and implemented to ensure strict compliance with anti-bribery, anti-money laundering, anti-corruption and other laws, violations or misconduct by these parties could include intentional, reckless, and negligent conduct, which can be difficult to detect, and such policies and procedures may not be effective in all instances to prevent these actions.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Process
We have established a cybersecurity risk management process that aims to identify, assess, mitigate, monitor, and report on the IT risks and cybersecurity threats that may affect our business objectives, performance, reputation, and compliance. We conduct an overall annual cybersecurity risk assessment to identify and prioritize the IT risks that may impact our business strategy, results of operations, and financial condition. We have processes and controls that help prevent, detect, and recover from security incidents and we also perform regular security assessments to test the resilience of our IT systems and networks against potential attacks and vulnerabilities. Our employees are provided awareness training on a regular basis to help them identify, avoid, mitigate, and report cybersecurity threats.
We use security assessments, penetration testing, and table-top or red teaming exercises with third parties to assess our security posture and to continuously improve our processes. We also use our Internal Audit function to conduct additional reviews and assessments. Our third-party service providers are subject to security risk assessments at the time of onboarding, on a continuous basis and upon detection of an increase in risk profile. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and to investigate security incidents that have impacted such providers, as appropriate.

Management
Our Chief Information Officer/Chief Digital Officer ("CIO/CDO"), together with the Company’s security team, is responsible for assessing, monitoring, and managing our cybersecurity risks. Our CIO/CDO has significant experience in  IT security, information security, and cybersecurity having served in a variety of senior roles at the Company prior to serving as
CIO/CDO.  Our CIO/CDO also has experience with implementing various security and infrastructure transformation and improvement programs.
The Company has an Enterprise Risk Management ("ERM") Committee and process in place that reviews and evaluates the overall risks to the Company, including its cybersecurity risks. The ERM process has the input of senior management and other internal stakeholders, and the cybersecurity risk management process is incorporated into our ERM review. Cybersecurity risks to the Company are reviewed, evaluated, and discussed on a quarterly basis and, when necessary, on an ad-hoc basis with our Executive Committee and other members of the management team.
We maintain controls and procedures that are designed to ensure prompt review and escalation of certain cybersecurity incidents so that decisions regarding reporting and public disclosure of such incidents can be made in a timely manner to comply with cybersecurity incident reporting requirements.
Board
Our Board, in coordination with the Audit Committee, oversees the management of the Company’s cybersecurity program and risks from cybersecurity threats. Our Audit Committee receives annual reports on cybersecurity risks resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. The CIO/CDO also informs the Audit Committee on the prevention, detection, mitigation, and remediation of cybersecurity incidents, including significant security risks and information security vulnerabilities. The
Audit committee reports any significant matters to the Board.
Risks
We rely on our IT systems to effectively manage and operate our business, including such processes as data collection, accounting, financial reporting, communications, supply chain, order entry and fulfillment, other business processes, and in operating our equipment. A cybersecurity incident could disrupt our business and could result in transaction errors, processing inefficiencies, limited equipment utilization, the loss of sales, customers, or intellectual property, causing our business and financial results to suffer. Although such risks have not materially affected our business, financial conditions, results of operations or reputation to date, we have, from time-to-time experienced cybersecurity incidents in the normal course of business. For more information regarding the risks we face from cybersecurity threats, please see "Item 1A. Risk Factors".
Item 2. Properties.
At December 31, 2024, we are incorporated in France, with the principal U.S. executive office in Baltimore, Maryland and operate 25 manufacturing facilities and three R&D centers serving both global and regional customers. Among our production sites, we have eight major facilities listed below catering to the needs of our A&T, P&ARP, and AS&I operating segments:
•The Muscle Shoals, Alabama facility is an integrated recycling, casting, rolling and finishing plant. Muscle Shoals is a major supplier of can body stock, tab stock and end stock for the beverage can industry in North America, as well as aluminum cold coils for ABS which are finished at our facility in Bowling Green, Kentucky. Muscle Shoals also operates one of the largest and most efficient scrap recycling facilities in the world.
•The Bowling Green, Kentucky facility uses its fully integrated automotive finishing line to produce advanced products for a variety of automotive applications, including inner closures, outer panels and structural components.
•The Neuf-Brisach, France facility is an integrated recycling, casting, rolling and finishing plant. Neuf-Brisach is a major supplier of can body stock, tab stock and end stock for the beverage can and food can industries in Europe, as well as ABS and heat exchanger materials for the automotive market. Neuf-Brisach also operates one of the largest and most efficient scrap recycling facilities in Europe, benefitting from the start-up of a new recycling and casting center in
2024 which added 130 kt of recycling capacity.
•The Singen, Germany facility is an integrated casting, rolling, extrusions and finishing plant. The rolling operations supply aluminum rolled products for packaging, specialty and automotive end-markets in Europe. The extrusion operations have one of the largest extrusion presses in Europe and support the demand for automotive, rail and general industrial applications.
•The Issoire, France facility is an integrated recycling, casting, rolling and finishing plant and is one of the world’s two leading integrated aerospace plate mills based on volume. The plant operates two Airware® industrial casthouses and leverages its recycling capabilities to take back scrap along the entire aerospace fabrication chain. Issoire also produces highly technical and mission critical products for the space market. Issoire operates as an integrated platform with our facilities in Ravenswood, West Virginia and in Sierre, Switzerland, which together, make Constellium a leader in the supply of advanced materials to the global aerospace and space industries. Issoire also supplies aluminum sheet and plate products for the commercial transportation, general industrial and defense markets in Europe.
•The Ravenswood, West Virginia facility is an integrated casting, rolling and finishing plant and supplies aluminum plate and sheet products for the aerospace, space, commercial transportation, general industrial and defense markets in
North America. Ravenswood has world-class production capabilities needed for mission critical applications, and is one of the few in the world capable of producing aluminum plates with the size and specs needed for the largest commercial aircrafts and spacecrafts.
•The Sierre, Switzerland facility is an integrated casting, rolling, extrusions and finishing plant. Sierre is a major supplier of precision plates for general engineering and defense industries, aerospace plates, and extruded products for high-speed rail manufacturers. The Sierre facility also has casting operations that produce slabs for the aerospace, automotive and general engineering markets and extrusion billets for the rail market.
•The Děčín, Czech Republic facility is an integrated recycling, casting and extrusion plant. Děčín is a leading supplier of hard alloy extrusions for automotive and general industrial applications in Europe. Děčín is located near the German border, strategically positioning it to supply the German, Czech and French automotive OEMs and Tier 1 suppliers.
Děčín’s large recycling and casting operations also allow it to offer a portfolio of high value-add customized hard alloys to our customers.

Our manufacturing facilities as of December 31, 2024, are listed below by operating segment:

Location	Country	Owned/Leased
Packaging & Automotive Rolled Products
Biesheim, Neuf-Brisach	France	Owned
Singen	Germany	Owned
Muscle Shoals, AL	United States	Owned
Bowling Green, KY	United States	Owned

Aerospace & Transportation
Issoire	France	Owned
Montreuil-Juigné	France	Owned
Ravenswood, WV	United States	Owned
Steg	Switzerland	Owned
Sierre	Switzerland	Owned

Automotive Structures & Industry
Lakeshore, Ontario (JV) (1)	Canada	Leased
Changchun, Jilin Province (JV) (2)	China	Leased
Nanjing	China	Leased
Děčín	Czech Republic	Owned(3)
Nuits-Saint-Georges	France	Owned
Neckarsulm	Germany	Owned
Gottmadingen	Germany	Leased
Singen	Germany	Owned(3)
San Luis Potosi	Mexico	Leased
Levice	Slovakia	Owned/Leased
Zilina	Slovakia	Leased
Vigo	Spain	Leased
Chippis	Switzerland	Owned
Sierre	Switzerland	Owned
Van Buren, MI	United States	Leased
White, GA	United States	Leased
(1) Astrex Inc. is a Constellium joint venture with Can Art Aluminum Extrusions Inc.
(2) Constellium Engley (Changchun) Automotive Structures Co Ltd is a Constellium joint venture with Changchun Engley
Auto Parts Co. Ltd.
(3) Certain of the facilities representing a small portion of the square footage is leased.
Item 3. Legal Proceedings.
The Company is involved, and may become involved, in various lawsuits, claims and proceedings relating to customer claims, product liability, employee and retiree benefit matters, and other commercial matters. The Company records provisions for pending litigation matters when it determines that it is probable that an outflow of resources will be required to settle the obligation, and such amounts can be reasonably estimated. In some proceedings, the issues raised are or can be highly complex and subject to significant uncertainties and amounts claimed are and can be substantial. As a result, the probability of loss and an estimation of damages are and can be difficult to ascertain. From time to time, asbestos-related claims are also filed against us, relating to historic asbestos exposure in our production process. We have made reserves for potential occupational disease claims for a total of $9 million as of December 31, 2024. It is not anticipated that any of our currently pending litigation and proceedings will have a material effect on the future results of the Company.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Overview
The Company's ordinary shares are listed on the NYSE under the symbol CSTM. We began trading on the NYSE on May
23, 2013, and on the professional segment of Euronext Paris on May 27, 2013, through a public offering in the United States. In
February 2018, we voluntarily delisted our ordinary shares from Euronext Paris to reduce costs and complexity associated with listing in multiple jurisdictions. Our ordinary shares continue to be listed on the NYSE. For more information on our shares see our Articles of Association contained in Exhibit 3.1 to this Annual Report and "Description of Securities Registered under
Section 12 of the Exchange Act" filed as Exhibit 4.1 to this Annual Report.
Holders of Record
The registrar and transfer agent for the Company reported that, as of December 31, 2024, 135,111,258 of our outstanding ordinary shares were held by one holder of record in the United States and 8,412,050 of our outstanding ordinary shares were held by three holders of record outside the United States. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our ordinary shares represented by these record holders.
Dividend Policy
Our Board of Directors periodically explores the potential adoption of a dividend program. Any proposal of our Board of
Directors to declare and pay future dividends to holders of our ordinary shares will be at the discretion of our Board of
Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory obligations, future prospects and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors considers to be  relevant. The Board of Directors has no current intention to adopt a dividend program, and no assurances can be made that any future dividends will be paid on the ordinary shares.
Under French law, dividends are approved by the shareholders at a shareholders’ meeting. All calculations to determine the amounts available for dividends or other distributions will be based on our statutory financial statements which are, as a holding company, different from our consolidated financial statements and which are prepared in accordance with French GAAP because we are a French company. Dividends may only be paid by a French Societas Europaea (an SE) such as the Company out of "distributable profits," plus any distributable reserves and "distributable premium" that the shareholders decide to make available for distribution, other than those reserves that are specifically required by law to be maintained.
"Distributable profits" consist of the unconsolidated net profits of the relevant company for each fiscal year, as increased or reduced by any profit or loss carried forward from prior years.
"Distributable premium" refers to the contribution paid by the shareholders in addition to the par value of their shares for their subscription that the shareholders decide to make available for distribution.
The Board of Directors may approve the distribution of interim dividends before the approval by the shareholders of the financial statements for the relevant fiscal year when the interim balance sheet, established during or at the close of such year and certified by the auditors, reflects that the company has earned distributable profits since the close of the previous fiscal year, after recognizing the necessary depreciation and provisions and after deducting prior losses, if any, and the sums to be allocated to reserves, as required by French law and the Company’s Articles of Association, and including any retained earnings. The amount of such interim dividends may not exceed the amount of the profit so defined.  In addition, restrictions contained in agreements governing the Company's indebtedness may limit our ability to pay dividends on the Company's ordinary shares and the ability of our subsidiaries to pay dividends to the Company. Future indebtedness that we may incur may contain similar restrictions.
According to the Company's Articles of Association, distributions payable in cash are to be approved in euros and paid (i)
in euros for the holders of shares under the French Register and (ii) in USD for the holders of shares under the U.S. Register.
For the purposes of the payment of the dividend in dollars, the general shareholders’ meeting or, as the case may be, our Board of Directors, set the reference date to be considered for the EUR/USD exchange rate.

Dividends (if any) shall be paid within nine months after the end of the fiscal year. Cash dividends and other distributions that have not been collected within five years after the date on which they became due and payable will revert to the French
State.
French exchange control regulations currently do not limit the amount of payments that we may remit to non-residents of
France. Laws and regulations concerning foreign exchange controls do require, however, that all payments or transfers of funds made by a French resident to a non-resident be handled by an accredited intermediary.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans, see Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Performance Graph
The following graph compares the cumulative 5-year total shareholder return on our ordinary shares with: (i) the Russell
2000 Index and (ii) the S&P SmallCap 600 Materials Index. The graph assumes in each case: (i) an initial investment of $100 as of December 31, 2019 and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of the future performance of our stock price.

## Comparison of 5-Year Cumulative Total Return*

Among Constellium SE, Russell 2000 Index and S&P SmallCap 600 Materials Index

$ 180
$ 160
$ 140
$ 120
$ 100
$ 80
$ 60
$ 40
$ 20
$-
2019
2020
2021
2022
2023
2024
Constellium
Russell 2000 Index
S&P SmallCap 600 Materials Index

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

| Company/Index | 2019 | 2020 | 2021 | 2022 | 2023 | 2024 |
|---|---|---|---|---|---|---|
| Constellium | $ 100 | $ 104 | $ 134 | $ 88 | $ 149 | $ 77 |
| Russell 2000 Index | 100 | 120 | 138 | 110 | 128 | 143 |
| S&P SmallCap 600 Materials Index | 100 | 123 | 145 | 136 | 164 | 165 |

Recent Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 21, 2024, the Company announced that the Board of Directors authorized a three-year share repurchase program of up to $300 million of the Company’s outstanding shares of ordinary shares, expiring on December 31, 2026. Under this program, the Company may purchase shares from time to time for cash in open market transactions or in privately negotiated transactions, in accordance with applicable state and federal securities laws and in compliance with applicable provisions of French corporate law, and it may make all or part of the purchases pursuant to Rule 10b5-1 plans. The timing and the amount of repurchases, if any, will be determined based on the Company’s evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of CSTM ordinary shares and may be modified, suspended, extended or terminated by the
Company’s Board of Directors at any time without prior notice. To execute the full share repurchase program, the Company seeks shareholder approval annually at its Annual General Meeting.
As of December 31, 2024, the Company had approximately $221 million remaining under the Company’s share repurchase program. Since the inception of the share repurchase program up to December 31, 2024, approximately 4.6 million shares have been repurchased under the program for approximately $79 million. In the fourth quarter of 2024, approximately 1.6 million shares were repurchased under the program for approximately $18 million.
The following table provides information about purchases of its ordinary shares by the Company during the quarter ended
December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the program
October 1 - October 31, 2024	—	0	—	239,642,036
November 1 - November 30, 2024	1,557,520	11.86	1,557,520	221,217,362
December 1 - December 31, 2024	—	0	—	221,217,362
Total	1,557,520		1,557,520	221,217,362
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is based principally on our audited Consolidated Financial Statements prepared under U.S. GAAP as of December 31, 2024 and 2023, and for the three years in the period ended December 31, 2024 included elsewhere in this Annual Report, and is provided to supplement the audited Consolidated Financial Statements and the related notes to help provide an understanding of our financial condition, changes in financial condition, results of our operations, and liquidity. The following discussion is to be read in conjunction with our audited Consolidated Financial Statements prepared under U.S. GAAP and the notes thereto, which are included elsewhere in this Annual Report.
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report. See in particular "Special Note about Forward-Looking
Statements" and "Item 1A. Risk Factors."
Amounts presented in the Consolidated Financial Statements are expressed in millions of U.S. dollars, except as otherwise stated. Shipments are expressed in thousands of metric tons. Amounts may not sum due to rounding.

Overview
Constellium faced significant challenges in 2024, including demand weakness across most of our end markets, tightening scrap spreads in North America and the impacts from the extreme cold weather and snow at Muscle Shoals in January and the severe flooding event that occurred in late June at our facilities in the Valais region in Switzerland. Shipments were down 4% at
1.4 million metric tons. We reported revenue of $7.3 billion and net income of $60 million. We achieved $623 million of
Adjusted EBITDA, which includes a positive non-cash metal price lag impact of $55 million.
For the year ended December 31, 2024, our segments represented the following percentages of total Revenue and total
Adjusted EBITDA:

	Year ended December 31, 2024
(as a % of total)	Revenue		Segment Adjusted EBITDA
A&T		25%		50%
P&ARP		57%		43%
AS&I		20%		13%
Holdings and Corporate		—%		(6)%
Total		100%		100%
Key Factors Influencing Constellium’s Financial Condition and Results from Operations
Economic Conditions and Markets
We are directly impacted by the economic conditions that affect our customers and the markets in which they operate.
General economic conditions such as the level of disposable income, the level of inflation, the rate of economic growth, the rate of unemployment, interest rates, exchange rates and currency devaluation or revaluation influence consumer confidence and consumer purchasing power. These factors, in turn, influence the demand for our products in terms of total volumes and prices that can be charged. We attempt to respond to the variability of economic conditions through the terms of our contracts with our customers and cost control.
In addition, although a number of our end-markets are cyclical in nature, we believe that the diversity of our portfolio and the secular growth trends we are experiencing in many of our end-markets will help the Company weather these economic cycles. In our three principal end-markets of aerospace, packaging and automotive:
•Aerospace demand which experienced a sharp recovery post-COVID, is currently softening, notably because of supply chain challenges. We continue to believe that the long-term trends of increased passenger air traffic and fleet replacements with newer and more fuel efficient aircraft, along with new military and space programs, will help support favorable long-term demand conditions.
•Historically, aluminum can packaging has not been highly correlated to the general economic cycle. We believe canstock has an attractive long-term growth outlook due to increased consumer preference for aluminum cans as a packaging material of choice.
•Automotive vehicle sales tend to fluctuate with the general economic cycle and in recent years have also been impacted by global supply chain disruptions, customer offerings and consumer preference. However, aluminum demand has increased in recent years, driven by the vehicle lightweighting trend to improve energy efficiency, reduce emissions and enhance vehicle safety, which has resulted in more aluminum usage for new car models. We expect the lightweighting trend to continue in the future.
Geopolitical and economic instability
Geopolitical and economic instability, including tariffs, trade wars, armed conflicts and sanctions, continue to generate volatility and disruption in global and regional economies. While it is difficult to predict the impact of these events, we continuously monitor them and will develop contingency plans and counter measures as necessary to address adverse effects or disruptions to our operations as they arise.

Product Price and Margin
Our products are typically priced based on three components: (i) the LME price, (ii) a regional premium and
(iii) a conversion margin.
Aluminum Prices
The price we pay for primary aluminum includes the LME price and regional premiums such as the Midwest premium for metal purchased in the U.S. or the Rotterdam premium for metal purchased in Europe. Both the LME price and the regional premiums can be volatile. Our business model aims to pass through aluminum price exposure by pricing our products to include the cost of the metal purchased and hedging any remaining exposure to achieve aluminum price neutrality.
The average LME transaction price, Rotterdam premium and Midwest premium per ton of primary aluminum in the years ended December 31, 2024, 2023 and 2022 are presented below.

	Year ended December 31,			Percent changes

(U.S. dollars per ton)	2024	2023	2022	2024 vs 2023	2023 vs 2022

Average LME transaction price	2,419	2,250	2,708	8%	(17)%
Average Midwest premium	432	510	658	(15)%	(22)%
Average all-in aluminum price U.S.	2,851	2,760	3,366	3%	(18)%

Average LME transaction price	2,419	2,250	2,708	8%	(17)%
Average Rotterdam premium (ECDP)	314	276	469	14%	(41)%
Average all-in aluminum price Europe	2,733	2,526	3,177	8%	(20)%
Volumes
The profitability of our business is determined, in part, by the volume of tons processed and sold. Increased production volumes will generally result in lower per unit costs. Higher volumes sold will generally result in additional revenue and associated profitability.
Personnel Costs
Our operations are labor intensive. Personnel costs include the salaries, wages and benefits of our employees, as well as costs related to temporary labor. During our seasonal peaks and the summer months, we have historically increased our temporary workforce to compensate for increased volume of activity and for vacation schedules. Personnel costs generally increase and decrease with the expansion or contraction in production levels. Personnel costs also generally increase in periods of higher inflation.
Energy
Our operations require substantial amounts of energy to run, primarily electricity and natural gas. The magnitude of energy costs depends on the energy supply and demand relationships in the regions we operate in.
Currency
We are a global company with operations in the United States, France, Germany, Switzerland, the Czech Republic,
Slovakia, Spain, Mexico, Canada and China. As such, we are exposed to transaction and translation impacts. Transaction impacts arise when our businesses transact in a currency other than their own functional currency. As a result, we are exposed to foreign exchange risk on payments and receipts in multiple currencies. Where we have multiple-year sales agreements in
U.S. dollars by euro-functional currency entities, we have entered into derivative contracts to forward sell U.S. dollars to match these future sales. With the exception of certain derivative instruments entered into to hedge the foreign currency risk associated with the cash flows of certain highly probable forecasted sales, which we have designated for hedge accounting, hedge accounting is not applied to such ongoing commercial transactions and therefore the mark-to-market impact is recorded in
Other Gains and Losses - net. Translation impacts result from the translation at each period of the results of functional currency entities other than U.S. dollar into our reporting currency, the U.S. dollar.

Results of Operations

	For the years ended December 31,
(in millions of U.S. dollars and as a % of revenue)	2024		2023		2022

Revenue	7,335	100%	7,826	100%	8,532	100%
Cost of sales (excluding depreciation and amortization)	(6,397)	87%	(6,771)	87%	(7,569)	89%
Depreciation and amortization	(304)	4%	(300)	4%	(290)	3%
Selling and administrative expenses	(313)	4%	(317)	4%	(284)	3%
Research and development expenses	(49)	1%	(52)	1%	(46)	1%
Other gains and losses - net	(26)	—%	(43)	1%	(90)	1%
Finance costs - net	(111)	2%	(111)	1%	(103)	1%
Income before tax	135	2%	232	3%	150	2%
Income tax (expense) / benefit	(75)	1%	(75)	1%	165	2%
Net income	60	1%	157	2%	315	4%
Shipment volumes (in kt)	1,438	n/a	1,492	n/a	1,580	n/a
Results of Operations for the years ended December 31, 2024 and 2023
Revenue
For the year ended December 31, 2024, revenue decreased 6% to $7,335 million from $7,826 million for the year ended
December 31, 2023. This decrease reflected a decrease in shipments and lower revenue per ton.
For the year ended December 31, 2024, sales volumes decreased 4% to 1,438 kt from 1,492 kt for the year ended
December 31, 2023. This decrease reflected a 4% decrease in volumes for A&T, stable volumes for P&ARP and a 17%
decrease in volumes for AS&I.
The following table presents the primary drivers for changes in Revenue:

(in millions of U.S. dollar)	Total
Revenue for the year ended December 31, 2023	7,826
Volume	(382)
Price and product mix	(152)
Metal price	132
Foreign exchange and other	(89)
Revenue for the year ended December 31, 2024	7,335
          Our revenue is discussed in more detail in the "Segment Results" section.
Cost of Sales
For the year ended December 31, 2024, cost of sales decreased 6% to $6,397 million from $6,771 million for the year ended December 31, 2023. This decrease in cost of sales was primarily driven by a 7% decrease in raw materials and consumables used due to lower volumes, partially offset by higher metal prices.
Selling and Administrative Expenses
For the year ended December 31, 2024, selling and administrative expenses decreased 1% to $313 million from $317 million for the year ended December 31, 2023. The decrease reflected primarily a decrease in in labor costs, offset by an increase in corporate transformation projects.

Research and Development Expenses
For the year ended December 31, 2024, research and development expenses decreased 6% to $49 million from $52 million for the year ended December 31, 2023. This decrease reflected primarily a decrease in non-labor costs.
Other Gains and Losses - net

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023
Operating income and expenses
Realized gains / (losses) on derivatives	12	(50)
Unrealized losses on derivatives at fair value through profit and loss - net	(1)	(3)
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net	1	(2)
Impairment of assets	(24)	(22)
Restructuring costs	(11)	—
(Losses) / gains on disposal	(4)	41
Result from the flood in Valais	2	—

Non-operating income and expenses
Expenses on factoring arrangements	(22)	(24)
Pension and other post-employment benefits	11	14
Other	10	3
Total other gains and losses - net	(26)	(43)
The following table provides an analysis of the realized and unrealized gains and losses by nature of exposure:

	For years ended December 31,
(in millions of U.S. dollar)	2024	2023

Realized (losses) / gains on foreign currency derivatives - net	(10)	18
Realized gains / (losses) on commodities derivatives - net	22	(68)
Realized gains / (losses) on derivatives	12	(50)

Unrealized (losses) / gains on foreign currency derivatives - net	(20)	(14)
Unrealized gains on commodities derivatives - net	19	11
Unrealized losses on derivatives at fair value through profit and loss - net	(1)	(3)
Realized gains or losses relate to financial derivatives used by the Group to hedge underlying commercial and commodity transactions. Realized gains and losses on these derivatives are recognized in Other Gains and Losses - net and are offset by the commercial and commodity transactions accounted for in revenue and cost of sales.
Unrealized gains or losses relate to financial derivatives used by the Group to hedge forecasted commercial and commodity transactions for which hedge accounting is not applied. Unrealized gains or losses on these derivatives are recognized in Other Gains and Losses - net and are intended to offset the change in the value of forecasted transactions which are not yet accounted for.
Changes in realized gains or losses on derivatives for the year ended December 31, 2024 as compared to the year ended
December 31, 2023 primarily reflected the fluctuation in metal prices. Changes in unrealized gains and losses on derivatives for the year ended December 31, 2024 as compared to the year ended December 31, 2023 reflected the fluctuation in foreign exchange rates and metal prices.
For the years ended December 31, 2024 and 2023, impairment is primarily related to assets in Valais.

For the year ended December 31, 2024, restructuring costs were related to cost improvement programs in the U.S. and in
Europe and amounted to $11 million.
For the year ended December 31, 2023, gains and losses on disposals net of transaction costs included a $3 million loss related to the sale of Constellium Ussel S.A.S. which was completed on February 2, 2023 and a $47 million gain related to the sale of Constellium Extrusions Deutschland GmbH which was completed on September 29, 2023.
For the year ended December 31, 2024, the $2 million gain resulting from the flood in Valais include $43 million of clean-up costs and inventory impairment which were offset by $45 million of insurance proceeds.
Finance Costs, net
For the year ended December 31, 2024, finance costs, net remained stable at $111 million compare to the year ended
December 31, 2023, primarily reflecting lower borrowings on the Pan-U.S. ABL facility during 2024 compared to 2023 and the partial redemption of €50 million on the 5.875% Senior Notes due 2026 in July 2023, offset by the write-off of unamortized issuance costs related to the redemption of our Senior Notes due 2026 in August 2024.
Income Tax
For the years ended December 31, 2024 and 2023, income tax expense was $75 million and $75 million, respectively. Our effective tax rate was 56% and 32% of our Income before tax for the years ended December 31, 2024 and 2023, respectively.
The difference in our effective tax rate and the statutory tax rate of 25.8% in the year ended December 31, 2024 was primarily due to the effect of the valuation allowance on deferred tax assets from losses in Germany where management determined that it was more likely than not that these deferred tax assets would not be used in the foreseeable future. The difference in our effective tax rate and the statutory tax rate of 25.8% in the year ended December 31, 2023 was primarily due to the geographical mix of our pre-tax results and the impact of non-recurring transactions.
Net Income
As a result of the foregoing factors, we recognized net income of $60 million and net income of $157 million in the years ended December 31, 2024 and 2023, respectively.

Results of Operations for the years ended December 31, 2023 and 2022
Revenue
For the year ended December 31, 2023, revenue decreased 8% to $7,826 million from $8,532 million for the year ended
December 31, 2022. This decrease reflected a decrease in shipments and lower revenue per ton.
For the year ended December 31, 2023, sales volumes decreased 6% to 1,492 kt from 1,580 kt for the year ended
December 31, 2022. This decrease reflected a 2% decrease in volumes for A&T, a 5% decrease in volumes for P&ARP and a
9% decrease in volumes for AS&I.
The following table presents the primary drivers for changes in Revenue:

(in millions of U.S. dollar)	Total
Revenue for the year ended December 31, 2022	8,532
Volume	(398)
Price and product mix	647
Metal price	(1,188)
Foreign exchange and other	232
Revenue for the year ended December 31, 2023	7,826
Our revenue is discussed in more detail in the "Segment Results" section.
Cost of Sales
For the year ended December 31, 2023, cost of sales decreased 11% to $6,771 million from $7,569 million for the year ended December 31, 2022. This decrease in cost of sales was primarily driven by a 17% decrease in raw materials and consumables used due to lower volumes and lower metal prices, partially offset by an increase in labor costs, mainly due to inflation.
Selling and Administrative Expenses
For the year ended December 31, 2023, selling and administrative expenses increased 12% to $317 million from $284 million for the year ended December 31, 2022. This increase reflected primarily a 10% increase in labor costs, mainly due to inflation.
Research and Development Expenses
For the year ended December 31, 2023, research and development expenses increased $6 million to $52 million from $46 million for the year ended December 31, 2022. The increase reflected primarily a 13% increase in labor costs due to inflation.

Other Gains and Losses - net

	Year ended December 31,
(in millions of U.S. dollar)	2023	2022
Operating income and expenses
Realized losses on derivatives	(50)	(8)
Unrealized losses on derivatives at fair value through profit and loss - net	(3)	(48)
Unrealized exchange losses from the remeasurement of monetary assets and liabilities – net	(2)	(2)
Impairment of assets	(22)	(16)
Restructuring costs	—	(1)
Gains / (losses) on disposal	41	(5)

Non-operating income and expenses
Expenses on factoring arrangements	(24)	(16)
Pension and other post-employment benefits	14	2
Other	3	4
Total other gains and losses - net	(43)	(90)
The following table provides an analysis of the realized and unrealized gains and losses by nature of exposure:

	For years ended December 31,
(in millions of U.S. dollar)	2023	2022

Realized gains / (losses) on foreign currency derivatives - net	18	(1)
Realized losses on commodities derivatives - net	(68)	(7)
Realized losses on derivatives	(50)	(8)

Unrealized (losses) / gains on foreign currency derivatives - net	(14)	8
Unrealized gains / (losses) on commodities derivatives - net	11	(56)
Unrealized losses on derivatives at fair value through profit and loss - net	(3)	(48)
Realized gains or losses relate to financial derivatives used by the Group to hedge underlying commercial and commodity transactions. Realized gains and losses on these derivatives are recognized in Other Gains and Losses - net and are offset by the commercial and commodity transactions accounted for in revenue and cost of sales.
Unrealized gains or losses relate to financial derivatives used by the Group to hedge forecasted commercial and commodity transactions for which hedge accounting is not applied. Unrealized gains or losses on these derivatives are recognized in Other Gains and Losses - net and are intended to offset the change in the value of forecasted transactions which are not yet accounted for.
Changes in realized and unrealized gains or losses on derivatives for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily reflected the fluctuation in metal prices.
For the years ended December 31, 2023 and 2022, impairment is primarily related to assets in Valais.
For the year ended December 31, 2023, gains and losses on disposals net of transaction costs included a $3 million loss related to the sale of Constellium Ussel S.A.S. which was completed on February 2, 2023 and a $47 million gain related to the sale of Constellium Extrusions Deutschland GmbH which was completed on September 29, 2023.

Finance Costs, net
For the year ended December 31, 2023, finance costs, net increased $8 million, to $111 million from $103 million for the year ended December 31, 2022. This increase was primarily driven by higher interest costs as a result of the increase in interest rates.
Income Tax
For the years ended December 31, 2023 and 2022, income tax was an expense of $75 million and a benefit of $165 million, respectively.
For the year ended December 31, 2023, our effective tax rate was 32% of our income before income tax compared to a statutory rate of 25.8%. Our effective tax rate was higher than the statutory rate, primarily due to the geographical mix of our pre-tax results and the impact of non-recurring transactions.
For the year ended December 31, 2022, income tax was significantly impacted by the reversal of valuation allowances on deferred tax assets related to one of our main operating entities in the United States, which resulted in a $202 million tax benefit being recorded in the period. Excluding this impact, our effective tax rate was 24% of our income before income tax compared to a statutory tax rate of 25.8%. Our effective tax rate was lower than the statutory rate, primarily due to the favorable impact of the geographical mix of our pre-tax results.
Net Income
As a result of the foregoing factors, we recognized net income of $157 million and net income of $315 million in the years ended December 31, 2023 and 2022, respectively.
Segment Results
Segment Revenue
The following table sets forth the revenue for our operating segments for the periods presented:

	For years ended December 31,
(in millions of U.S. dollars and as a % of revenue)	2024		2023		2022

A&T	1,816	25%	1,868	24%	1,786	21%
P&ARP	4,196	57%	4,214	54%	4,900	57%
AS&I	1,432	20%	1,762	23%	1,955	23%
Holdings and Corporate	6	—%	21	—%	—	—%
Inter-segment eliminations	(115)	n.m	(39)	n.m	(110)	n.m
Total revenue	7,335	100%	7,826	100%	8,532	100%
n.m. not meaningful
The following table sets forth the shipments for our operating segments for the periods presented:

	For years ended December 31,
(in kt as a % of shipments)	2024		2023		2022

A&T	209	15%	219	15%	222	14%
P&ARP	1,027	71%	1,030	69%	1,089	69%
AS&I	201	14%	243	16%	268	17%
Holdings and Corporate	—	—%	—	—%	—	—%
Total shipments	1,438	100%	1,492	100%	1,580	100%

A&T
For the year ended December 31, 2024, revenue in our A&T segment decreased 3% to $1,816 million from $1,868 million for the year ended December 31, 2023, reflecting lower shipments, partially offset by higher revenue per ton. A&T shipments were down 4%, or 9 kt, due to lower Transportation, Industry and Defense rolled products shipments, partially offset by higher Aerospace rolled products shipments. For the year ended December 31, 2024, revenue per ton increased 2% to $8,677 per ton from $8,545 per ton for the year ended December 31, 2023, primarily reflecting higher metal prices.
For the year ended December 31, 2023, revenue in our A&T segment increased 5% to $1,868 million from $1,786 million for the year ended December 31, 2022, reflecting higher revenue per ton, partially offset by lower shipments. A&T shipments were down 2%, or 4 kt, reflecting lower Transportation, Industry and Defense rolled products shipments, largely offset by higher Aerospace rolled products shipments. For the year ended December 31, 2023, revenue per ton increased 6% to
$8,545 per ton from $8,041 per ton for the year ended December 31, 2022, primarily reflecting a more favorable price and mix, partially offset by lower metal prices.
P&ARP
For the year ended December 31, 2024, revenue in our P&ARP segment was stable at $4,196 million compared to $4,214 million for the year ended December 31, 2023, reflecting stable shipments and stable revenue per ton. P&ARP shipments were stable, with higher Packaging rolled products shipments, offset by lower Automotive and Specialty rolled products shipments.
For the year ended December 31, 2024, revenue per ton was stable, primarily reflecting higher metal prices offset by a less favorable price and mix.
For the year ended December 31, 2023, revenue in our P&ARP segment decreased 14% to $4,214 million from $4,900 million for the year ended December 31, 2022, reflecting lower shipments and lower revenue per ton. P&ARP shipments were down 5% or 59 kt, due to lower Packaging and Specialty rolled products shipments, partially offset by higher Automotive rolled products shipments. For the year ended December 31, 2023, revenue per ton decreased 9% to $4,091 per ton from $4,498 per ton for the year ended December 31, 2022, primarily driven by lower metal prices, partially offset by improved price and mix.
AS&I
For the year ended December 31, 2024, revenue in our AS&I segment decreased 19% to $1,432 million from $1,762 million for the year ended December 31, 2023, reflecting lower shipments and lower revenue per ton. AS&I shipments were down 17%, or 42 kt, on lower Other extruded products shipments, including the impacts resulting from the flood in Valais in
June 2024 and the sale of CED in September 2023, and lower Automotive extruded products shipments. For the year ended
December 31, 2024, revenue per ton decreased 2% to $7,110 per ton from $7,251 per ton for the year ended December 31,
2023, primarily reflecting a less favorable price and mix, partially offset by higher metal prices.
For the year ended December 31, 2023, revenue in our AS&I segment decreased 10% to $1,762 million from $1,955 million for the year ended December 31, 2022, reflecting lower shipments and lower revenue per ton. AS&I shipments were down 9%, or 25 kt, on lower Other extruded products shipments including the impact from the sale of CED in September 2023, partially offset by higher Automotive extruded products shipments. For the year ended December 31, 2023, revenue per ton decreased 1% to $7,251 per ton from $7,298 per ton for the year ended December 31, 2022, primarily reflecting lower metal prices, partially offset by a more favorable price and mix.
Holdings and Corporate
For the year ended December 31, 2024 and 2023, revenue in our Holdings and Corporate segment included certain metal sales to third parties.

Segment Adjusted EBITDA
In considering the financial performance of the business, we analyze the primary financial performance measure of
Segment Adjusted EBITDA in all of our business segments. Our Chief Operating Decision Maker, as defined under ASC 280 -
Segment reporting measures the profitability and financial performance of our operating segments based on Segment Adjusted
EBITDA.
Segment Adjusted EBITDA is defined as income/(loss) from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation and amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, metal price lag (as defined hereafter), share-based compensation expense, non-operating gains /
(losses) on pension and other post-employment benefits, factoring expenses, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.
The following table sets forth the Segment Adjusted EBITDA for our operating segments for the periods presented:

	For years ended December 31,
(in millions of U.S. dollar and as a % of revenue)	2024		2023		2022

A&T	285	16%	351	19%	228	13%
P&ARP	242	6%	305	7%	328	7%
AS&I	74	5%	129	7%	143	7%
Holdings and Corporate	(33)	n.m	(31)	n.m	(21)	n.m
n.m. not meaningful

The following table reconciles our Segment Adjusted EBITDA to our net income:

	For years ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
A&T	285	351	228
P&ARP	242	305	328
AS&I	74	129	143
H&C	(33)	(31)	(21)
Segment Adjusted EBITDA	568	754	678
Metal price lag (A)	55	(92)	(31)
Depreciation and amortization	(304)	(300)	(290)
Impairment of assets (B)	(24)	(22)	(16)
Share based compensation costs	(25)	(22)	(18)
Pension and other post-employment benefits - non operating gains	11	14	2
Restructuring costs (C)	(11)	—	(1)
Unrealized losses on derivatives	(1)	(3)	(48)
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net	1	(2)	(2)
(Losses) / gains on disposal (D)	(4)	41	(5)
Other (E)	2	(1)	—
Expenses on factoring arrangements	(22)	(24)	(16)
Finance costs - net	(111)	(111)	(103)
Income before tax	135	232	150
Income tax (expense) / benefit	(75)	(75)	165
Net income	60	157	315
(A)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's
Revenue are established and when aluminum purchase prices included in Cost of sales are established. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of
Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
(B)For the years ended December 31, 2024, 2023 and 2022, impairment related to property, plant and equipment in our Valais operations.
(C)For the year ended December 31, 2024, restructuring costs were related to cost reduction programs in the United States and in Europe.
(D)For the year ended December 31, 2023, gains and losses on disposals net of transaction costs included a $3 million loss related to the sale of Constellium Ussel S.A.S. which was completed on February 2, 2023 and a $47 million gain related to the sale of Constellium
Extrusions Deutschland GmbH which was completed on September 29, 2023.
(E)For the year ended December 31, 2024, other was related to $45 million of insurance proceeds and $43 million of losses resulting from flooding in the Valais facilities at the end of June 2024, $4 million of insurance proceeds related to assets damaged in 2021 and $3 million of gains recognized upon the reevaluation of previously held non-controlling interests of Railtech, as well as $6 million of costs associated with non-recurring corporate transformation projects.

The following table presents the primary drivers for changes in Segment Adjusted EBITDA for each of our three segments:

(in millions of U.S. dollar)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the year ended December 31, 2022	228	328	143
Volume	(9)	(40)	(28)
Price and product mix	243	168	66
Costs	(118)	(152)	(53)
Foreign exchange and other	7	1	1
Segment Adjusted EBITDA for the year ended December 31, 2023	351	305	129
Volume	(19)	—	(22)
Price and product mix	(48)	(18)	(25)
Costs	11	(46)	20
Flood impact	(13)	—	(20)
Foreign exchange and other	3	1	(8)
Segment Adjusted EBITDA for the year ended December 31, 2024	285	242	74
A&T
For the year ended December 31, 2024, Adjusted EBITDA in our A&T segment decreased 19% to $285 million from
$351 million for the year ended December 31, 2023, primarily as a result of unfavorable price and mix, lower shipments and an
$13 million impact at Valais as a result of the flood, partially offset by lower costs. For the year ended December 31, 2024,
Adjusted EBITDA per metric ton decreased 15% to $1,362 from $1,606 for the year ended December 31, 2023.
For the year ended December 31, 2023, Adjusted EBITDA in our A&T segment increased 54% to $351 million from
$228 million for the year ended December 31, 2022, primarily as a result of improved price and mix partially offset by higher operating costs mainly due to inflation and increased activity levels. The year ended December 31, 2022 included $19 million in customer payments related to contractual volume commitments. For year ended December 31, 2023, Adjusted EBITDA per metric ton increased 56% to $1,606 from $1,026 for the year ended December 31, 2022.
P&ARP
For the year ended December 31, 2024, Adjusted EBITDA in our P&ARP segment decreased 21% to $242 million from
$305 million for the year ended December 31, 2023, primarily as a result of unfavorable metal costs given tighter scrap spreads in North America, weather-related impacts in the first quarter of 2024 at our Muscle Shoals facility and unfavorable price and mix, partially offset by lower operating costs. For the year ended December 31, 2024, Adjusted EBITDA per metric ton decreased 20% to $236 from $296 for the year ended December 31, 2023.
For the year ended December 31, 2023, Adjusted EBITDA in our P&ARP segment decreased 7% to $305 million from
$328 million for the year ended December 31, 2022, primarily as a result of lower shipments, higher operating costs mainly due to operating challenges at our Muscle Shoals facility, inflation and unfavorable metal costs, partially offset by improved price and mix. For the year ended December 31, 2023, Adjusted EBITDA per metric ton decreased 2% to $296 from $301 for the year ended December 31, 2022.
AS&I
For the year ended December 31, 2024, Adjusted EBITDA in our AS&I segment decreased 43% to $74 million from
$129 million for the year ended December 31, 2023, primarily as a result of unfavorable price and mix, lower shipments and a
$20 million impact at Valais as a result of the flood, partially offset by lower costs. For the year ended December 31, 2024,
Adjusted EBITDA per metric ton decreased 31% to $367 from $531 for the year ended December 31, 2023.
For the year ended December 31, 2023, Adjusted EBITDA in our AS&I segment decreased 10% to $129 million from
$143 million for the year ended December 31, 2022, primarily as a result of lower shipments and higher costs mainly due to inflation, partially offset by improved price and mix. For the year ended December 31, 2023, Adjusted EBITDA per metric ton decreased 1% to $531 from $534 for the year ended December 31, 2022.
Holdings & Corporate
Segment Adjusted EBITDA results for our Holdings and Corporate segment reflected expenses of $33 million,
$31 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Liquidity and Capital Resources
Our primary sources of cash flow have historically been cash flows from operating activities and funding or borrowings from external parties.
Based on our current and anticipated levels of operations, and the condition in our markets and industry, we believe that our cash flows from operations, cash on hand, new debt issuances or refinancing of existing debt facilities, and availability under our factoring and revolving credit facilities will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the short-term and long-term.
It is our policy to hedge all highly probable or committed foreign currency operating cash flows. As we have significant third-party future receivables denominated in U.S. dollar, we generally enter into combinations of forward contracts with financial institutions, selling forward U.S. dollar against euros.
When we are unable to align the price and quantity of physical aluminum purchases with that of physical aluminum sales, it is also our policy to enter into derivative financial instruments to pass through the exposure to metal price fluctuations to financial institutions.
As the U.S. dollar appreciates against the euro or the LME price for aluminum falls, the derivative contracts related to transactional hedging entered into with financial institution counterparties will have a negative mark-to-market.
In addition, we borrow in a combination of the U.S. dollar and euro. When the external currency mix of our debt does not match the mix of our assets, we use foreign currency derivatives to balance the risk.
Our financial institution counterparties may require margin calls should our negative mark-to-market exceed a pre-agreed contractual limit. In order to protect the Group from the potential margin calls for significant market movements, we maintain additional cash or availability under our various borrowing facilities, we enter into derivatives with a large number of financial counterparties and we monitor potential margin requirements on a daily basis for adverse movements in the U.S. dollar against the euro and in aluminum prices. There were no margin calls at December 31, 2024, 2023 and 2022.
At December 31, 2024, we had $727 million of total liquidity, comprised of $141 million in cash and cash equivalents,
$467 million of undrawn availability under our Pan-U.S. ABL facility, $104 million of undrawn availability under our French
Inventory Facility and $15 million of availability under our factoring arrangements.
Factored receivables under non-recourse arrangements were $376 million, $402 million and $401 million as of December
31, 2024, 2023 and 2022, respectively.

Cash Flows
The following table summarizes our operating, investing and financing activities for the years ended December 31, 2024,
2023 and 2022:

	For years ended December 31,
(in millions of U.S. dollar)	2024	2023	2022

Net Cash Flows from / (used in)
Operating activities	301	432	365
Investing activities	(313)	(216)	(196)
Financing activities	(61)	(177)	(150)
Net (decrease) / increase in cash and cash equivalents, excluding the effect of exchange rate changes	(73)	39	19
Net Cash Flows from Operating Activities
For the year ended December 31, 2024, net cash flows from operating activities were $301 million, a $131 million decrease from $432 million in the year ended December 31, 2023. This change primarily reflects a $65 million decrease in cash flows from operating activities before working capital and a $66 million decrease from changes in working capital.
For the year ended December 31, 2024, changes in working capital were attributable to (i) an increase in inventory of
$24 million, primarily driven by higher ending metal prices; (ii) an increase in trade receivables of  $50 million primarily driven by higher ending metal prices, partially offset by lower shipments and by $85 million of deferred purchase price from factoring;
and (iii) a decrease in accounts payable of $40 million, primarily driven by lower metal purchases, partially offset by higher ending metal prices.
For the year ended December 31, 2023, net cash flows from operating activities were $432 million, a $67 million increase from $365 million in the year ended December 31, 2022. This change primarily reflects a $8 million decrease in cash flows from operating activities before working capital and a $75 million increase from changes in working capital.
For the year ended December 31, 2023, changes in working capital were attributable to (i) a decrease in inventory of
$202 million, primarily driven by lower inventory levels and lower ending metal prices; (ii) an increase in trade receivables of
$37 million primarily driven by lower shipments and lower ending metal prices, offset by $97 million of deferred purchase price from factoring; and (iii) a decrease in accounts payable of $206 million, primarily driven by lower metal purchases and lower ending metal prices.
For the year ended December 31, 2022, net cash flows from operating activities were $365 million.
For the year ended December 31, 2022, changes from working capital were attributable to (i)  an increase in inventory of
$249 million, primarily driven by higher inventory levels across all our segments and higher ending metal prices; (ii)  a decrease in trade receivables of $73 million primarily driven by higher ending metal prices, offset by $90 million of deferred purchase price from factoring; and (iii) an increase in accounts payable of $42 million, primarily driven by higher ending metal prices.
Net Cash Flows used in Investing Activities
For the years ended December 31, 2024, 2023 and 2022, net cash flows used in investing activities were $313 million,
$216 million and $196 million, respectively. Capital expenditures were $401 million, $365 million and $284 million, respectively and related primarily to maintenance and EHS investments in our manufacturing facilities and return-seeking projects such as investments in our recycling and casting capacity in France in 2024 and 2023.
Capital expenditures by segment are detailed in Note 3.3 of our audited Consolidated Financial Statements.
For the years ended December 31, 2024, 2023 and 2022, collection of deferred purchase price receivable under certain of our factoring agreements was $85 million, $97 million and $90 million, respectively.
In the year ended December 31, 2023, proceeds from disposals, net of cash primarily included $51 million of proceeds from the sale of Constellium Extrusion Deutschland GmbH in September 2023.

Net Cash Flows used in Financing Activities
For the year ended December 31, 2024, net cash flows used in financing activities were $61 million, primarily reflecting share repurchases, the impact of the August 2024 refinancing and finance lease repayments. During the year ended December
31, 2024, Constellium repurchased 4.6 million shares of the Company stock for $79 million. In August 2024, Constellium issued $350 million of 6.375% Senior Notes due 2032 and €300 million of 5.375% Senior Notes due 2032, using the proceeds and cash on hand to redeem the remaining portion of the $250 million of 5.875% Senior Notes due 2026 and the €400 million of 4.250% Senior Notes due 2026.
For the year ended December 31, 2023, net cash flows used in financing activities were $177 million, primarily reflecting the $50 million partial repayment of the 5.875% Senior Notes due 2026 in July 2023 and reduction of borrowings under the
Pan-U.S. ABL Facility and finance lease repayments.
For the year ended December 31, 2022, net cash flows used in financing activities were $150 million, primarily reflecting the repayment of the secured PGE French Facility and the unsecured Swiss facility, and finance lease repayments, partially offset by drawings on the Pan-U.S. ABL Facility.
Contractual obligations
At December 31, 2024, our material short-term and long-term contractual cash obligations consist of our debt and lease commitments and related interest and are detailed by maturity in Note 15.4 and Note 21 of our audited Consolidated Financial
Statements.
In addition, we have material pension and other post-employment obligations as we operate various pension plans for the benefit of our employees across a number of countries as detailed in Note 17 of our audited Consolidated Financial Statements.
Principal Accounting Policies, Critical Accounting Estimates and Key Judgments
Our principal accounting policies and new standards and interpretations not yet adopted are set out in Note 1 to the audited Consolidated Financial Statements, which appear in this Annual Report.
The preparation of our consolidated financial statements requires management to make judgements, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. These judgments, estimates and assumptions are based on management’s best knowledge of the relevant facts and circumstances, giving consideration to previous experience. However, actual results may differ from the amounts included in the Consolidated Financial Statements. Key sources of estimation uncertainty that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year include the items presented below. The Company continuously reviews its significant assumptions and estimates in light of the uncertainty associated with the global geopolitical and macroeconomic conditions and their potential direct and indirect impacts on its business and its financial statements. There can be no guarantee that our assumptions will materialize or that actual results will not differ materially from estimates.
Pension, other post-employment benefits and other long-term employee benefits
The present value of the defined benefit obligations depends on a number of factors that are determined on an actuarial basis using a number of assumptions and its determination requires the application of judgment. Assumptions used and judgments made in determining the defined benefit obligations and net pension costs include discount rates, the expected long-
term rate of return on plan assets, rates of future compensation increase, and the criteria considered to determine when a plan amendment has occurred.
Any material changes in these assumptions could result in a significant change in Pensions and other post-employment benefit obligations and in employee benefit expenses recognized in the Consolidated Income Statement or actuarial gains and losses recognized in Other Comprehensive Income (OCI). Details of the key assumptions made and judgments applied are set out in Note 17 to our audited Consolidated Financial Statements.
Deferred income taxes
Significant judgment is also required to determine the extent to which deferred tax assets can be recognized. In assessing the recognition of deferred tax assets, management considers whether it is more likely than not (greater than 50%) that the deferred tax assets will be utilized. If it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recognized to reduce the carrying amount of these assets. The deferred tax assets will be ultimately utilized to the extent that sufficient taxable profits will be available in the years in which the temporary differences become deductible. This assessment is conducted through a detailed review of deferred tax assets by jurisdiction and takes into account the scheduled reversals of taxable and deductible temporary differences, past, current and expected future performance deriving from the budget, the business plan and tax planning strategies. A full valuation allowance is recognized for deferred tax assets in the jurisdictions where it is less likely than not that sufficient taxable profits will be available against which the deductible temporary differences can be utilized. Details of the key assumptions made and judgments applied are set out in Note 7 to our audited Consolidated Financial Statements.
Impairment tests for property, plant and equipment
Long-lived assets, including property, plant and equipment are reviewed for impairment when facts and circumstances indicate that the asset carrying value may not be recoverable from its undiscounted projected cash flows. Any impairment loss is measured by comparing the carrying value of the asset to its fair value. Impairment tests on property, plant and equipment depend on a number of assumptions, in particular market data, estimated future cash flows and discount rates. These assumptions are subject to risk and uncertainty. Any material changes in these assumptions could result in a significant change in an impairment of assets. Details of the key assumptions made and judgments applied, where applicable, are set out in Note
11 to our audited Consolidated Financial Statements.
Provisions
Provisions have been recorded for: (i) close down and restoration costs; (ii) environmental remediation and monitoring costs; (iii) legal and other potential claims including provisions for tax risks other than income tax, product warranty and guarantees. These provisions are recorded where we have concluded that it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. They are recorded at amounts which represent management’s best estimates of the expenditure required to settle the obligation at the date of the Consolidated Balance Sheets. Expectations are revised each year until the actual liability is settled, with any difference accounted for in the Consolidated Income Statement in the year in which the revision is made. Details of the key assumptions made and judgments applied are described in Note 18 to our audited
Consolidated Financial Statements.
Recently issued accounting standards
See Note 1 - General information and summary of significant accounting policies to our accompanying Consolidated Financial
Statements for a full description of recent accounting pronouncements, if applicable, including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Non-GAAP measures
Adjusted EBITDA is not a measure defined by GAAP. We believe the most directly comparable GAAP measure to
Adjusted EBITDA is our net income or loss for the relevant period.
Adjusted EBITDA is defined as income/(loss) from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation and amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, share-based compensation expense, non-operating gains / (losses) on pension and other post-
employment benefits, factoring expenses, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.
We believe Adjusted EBITDA, as defined above, is useful to investors as it illustrates the underlying performance of continuing operations by excluding certain non-recurring and non-operating items. Similar concepts of adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in their evaluation of our company and in comparison, to other companies, many of which present an adjusted EBITDA-related performance measure when reporting their results.
Adjusted EBITDA has limitations as an analytical tool. It is not a measure defined by GAAP and therefore does not purport to be an alternative to operating profit or net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider Adjusted EBITDA in isolation from, or as a substitute analysis for, our results prepared in accordance with GAAP.
Changes to the Presentation of Certain Non-GAAP Financial Measures
The Company has decided to revise its definition of Adjusted EBITDA, a Non-GAAP financial measure. As a result of this revision, beginning with the reporting of its results for the first quarter of 2024, the Company no longer eliminates the non-
cash impact of metal price lag from its Adjusted EBITDA Non-GAAP financial measure. The Company continues to eliminate the non-cash impact of metal price lag from its Segment Adjusted EBITDA, which it uses for evaluating the performance of its operating segments.

	For years ended December 31,
(in millions of U.S. dollar)	2024	2023	2022

Net income	60	157	315
Income tax expense	75	75	(165)
Finance costs - net	111	111	103
Expenses on factoring arrangements	22	24	16
Depreciation and amortization	304	300	290
Impairment of assets (B)	24	22	16
Restructuring costs (C)	11	—	1
Unrealized losses / (gains) on derivatives	1	3	48
Unrealized exchange losses / (gains) from the remeasurement of monetary assets and liabilities – net	(1)	2	2
Pension and other post-employment benefits - non operating gains	(11)	(14)	(2)
Share based compensation costs	25	22	18
Losses / (gains) on disposal (D)	4	(41)	5
Other (E)	(2)	1	—
Adjusted EBITDA[1]	623	662	647
of which Metal price lag (A)	55	(92)	(31)
1Adjusted EBITDA includes the non-cash impact of metal price lag
_______________
(A)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's
Revenue are established and when aluminum purchase prices included in Cost of sales are established. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of
Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
(B)For the years ended December 31, 2024, 2023 and 2022, impairment related to property, plant and equipment in our Valais operations.
(C)For the year ended December 31, 2024, restructuring costs were related to cost reduction programs in the United States and in Europe.
(D)For the year ended December 31, 2023, gains and losses on disposals net of transaction costs included a $3 million loss related to the sale of Constellium Ussel S.A.S. which was completed on February 2, 2023 and a $47 million gain related to the sale of Constellium
Extrusions Deutschland GmbH which was completed on September 29, 2023.
(E)For the year ended December 31, 2024, other was related to $45 million of insurance proceeds and $43 million of losses resulting from flooding in the Valais facilities at the end of June 2024, $4 million of insurance proceeds related to assets damaged in 2021 and $3 million of gains recognized upon the reevaluation of previously held non-controlling interests of Railtech, as well as $6 million of costs associated with non-recurring corporate transformation projects.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our financial risk management strategy focuses on minimizing the cash flow impacts of volatility in foreign currency exchange rates and commodity prices, while maintaining the financial flexibility the Company requires in order to successfully execute its business strategy. We use derivative financial instruments as risk management tools only, and not for speculative purposes.
Due to the Group’s capital structure and the nature of its operations, the Company is exposed to the following market risks:
foreign exchange, commodity price and interest rate risks.
Foreign exchange risk
We are a global company with operations in the United States, France, Germany, Switzerland, the Czech Republic,
Slovakia, Spain, Mexico, Canada and China. As our reporting currency is the U.S. dollar, our revenue and earnings have exposure to a number of currencies, primarily the U.S. dollar, the euro, the Swiss franc and the Czech koruna.
Foreign exchange risk is the risk that the fair value or future cash flows of an exposure will fluctuate because of changes in foreign exchange rates.
Net assets, earnings and cash flows are influenced by multiple currencies due to the geographic diversity of sales and the countries in which the Company operates.
The Company has the following foreign exchange risk: i) transaction exposures, which include commercial transactions related to forecasted sales and purchases and on-balance sheet receivables/payables resulting from such transactions and financing transactions related to external and internal net debt, and ii) translation exposures, which relate to net investments in entities whose functional currency is not the U.S. dollar that are converted in U.S. dollars in the Consolidated Financial
Statements. We engage in hedging activities to attempt to mitigate the effects of foreign currency transactions on our profitability.
Commercial transaction exposures
Transaction impacts arise when our businesses transact in a currency other than their own functional currency. As a result, we are exposed to foreign exchange risk on payments and receipts in multiple currencies. In Europe, a portion of our revenue is denominated in the U.S. dollar while the majority of our costs incurred are denominated in local currencies.
The Company policy is to hedge committed and highly probable forecasted foreign currency operational transactions. The
Company uses foreign exchange forwards and foreign exchange swaps for this purpose.
Financing transaction exposures
When the Company enters into intercompany loans and deposits, the financing is generally provided in the functional currency of the subsidiary. The foreign currency exposure of the Company’s external funding and liquid assets is systematically hedged either naturally through intercompany foreign currency loans and deposits or through foreign currency derivatives.

Foreign exchange sensitivity on commercial and financing transaction exposures
The largest exposures of the Company are related to the U.S. dollar/euro exchange rate in non-US dollar functional currency entities. The table below summarizes the impact on income and equity (before tax effect) of a 10% strengthening of the U.S. dollar versus the euro.

(in millions of U.S. dollar)	Effect on income before tax	Effect on pretax equity
Trade receivables	3	—
Trade payables	(32)	—
Derivatives on commercial transactions (A)	(36)	(42)
Net commercial transaction exposure	(65)	(42)
Cash in Bank and intercompany loans	109	—
Borrowings	(131)	—
Derivatives on financing transactions	22	—
Net financing transaction exposure	—	—
Total	(65)	(42)
(A) Gains or losses on the hedging instruments are expected to offset losses or gains on the underlying hedged forecasted sales that will be reflected in future years when these sales are recognized. The impact on pretax equity of $(42) million relates to derivatives hedging forecasted sales from 2025 to 2029 which are designated as cash flow hedges.
The amounts shown in the table above may not be indicative of future results since the balances of financial assets and liabilities may change.
Translation exposures
As our reporting currency is the U.S. dollar, and the functional currencies of the businesses located outside of the United
States are primarily the euro, the Swiss franc and the Czech koruna, the results of the businesses located outside of the United
States must be translated each period to U.S. dollar. Accordingly, fluctuations in the exchange rate of the functional currencies of our businesses located outside of the United States against the U.S. dollar have a translation impact on our results of operations.
Foreign exchange impacts related to the translation of net investments in non-U.S. dollar functional currency subsidiaries from functional currency to U.S. dollar, and of the related revenue and expenses, are not hedged as the Company operates in these various countries on permanent basis except as described below.
Foreign exchange sensitivity on translation exposures
The exposure relates to foreign currency translation of net investments in non-U.S. dollar functional currency subsidiaries and arises mainly from operations conducted by euro functional currency subsidiaries.
The table below summarizes the impact on income and equity of a 10% strengthening of the U.S. dollar versus the euro (on average rate for net income and closing rate for equity) for euro functional currency entities.

(in millions of U.S. dollar)	Effect on net income	Effect on equity
10% strengthening U.S. dollar versus euro	(7)	(58)
The amounts shown in the table above may not be indicative of future results since the balances of financial assets and liabilities may change.

Commodity price risk
The Company is subject to the effects of market fluctuations in the price of aluminum, which is the Company’s primary metal input and a significant component of its output. The Company is also exposed to variation in regional premiums and in the price of zinc, natural gas, silver and copper, and other alloying metals but in a less significant way.
The Company's risk management practices aim to mitigate our exposure to changing primary aluminum and regional premium prices. Moreover, while we limit our exposure to unfavorable price changes, we also limit our ability to benefit from favorable price changes. We do not apply hedge accounting for the derivative instruments we entered into in order to hedge our exposure to changes in metal prices and the mark-to-market movements for these instruments are recognized in Other Gains and Losses - net.
The Company's results are also impacted by fluctuations in the primary and scrap aluminum prices. We purchase large amounts of scrap aluminum to manufacture some of our products because scrap usually trades at a discount to the market price of primary aluminum (i.e. LME plus regional premiums). The difference between the price of primary aluminum and price of scrap is referred to as the “scrap spread”. The scrap spread depends on regional scrap aluminum supply and overall market demand. If the scrap spread narrows and the price of primary aluminum remains static, this could have an unfavorable impact on our Company's results, while the converse could lead to a favorable impact. Therefore, the Company's results could be impacted by market conditions related to aluminum scrap and the effectiveness and timing of our scrap purchasing activities.
Aluminum prices are determined by worldwide forces of supply and demand and are volatile. We operate a pass–through business model and therefore, to the extent possible, avoid taking aluminum price risk. In case of significant sustained increases in the price of aluminum, the demand for our products may be affected over time.
The Company policy is to minimize exposure to aluminum price volatility by passing through the aluminum price risk to customers and using derivatives where necessary. For most of its aluminum price exposure, sales and purchases of aluminum are converted to be on the same floating basis and then the same quantities are bought and sold at the same market price. We believe our cash flows are largely protected from variations in LME prices because we hedge our sales based on their replacement cost, by matching the price paid for our aluminum purchases with the price received from our aluminum sales, at a given time, using hedges when necessary. As a result, when LME prices increase, we have limited additional cash requirements to finance the increased replacement cost of our inventory.
Temporary increases in inventory, to the extent material, are sold forward to the expected sales date to ensure the price paid for the metal will be redeemed when it is sold.
The Company also also enters into derivatives for copper, aluminum premium, silver and zinc to offset the commodity exposure inherent to certain sales and purchase contracts.
Our operations require substantial amounts of energy to run, primarily electricity and natural gas. The direction of energy costs depends on the energy supply demand relationships in the regions we operate in. The current geopolitical instability continues to expose us to the risk of energy supply disruptions. In addition, sustainability trends are expected to put upward pressure on energy costs over time. A significant increase in energy costs or disruption of energy supply could have a material adverse effect on financial position, results of operations, and cash flows. Therefore, the Company purchases energy fixed price derivatives to lock in energy costs where a fixed price purchase contract is not possible.
Commodity price sensitivity: risks associated with derivatives
The net impact on earnings and equity of a 10% increase in the market price of aluminum, based on the aluminum derivatives held by the Company at December 31, 2024 (before tax), with all other variables held constant, was estimated to be a $34 million gain. The balances of these financial instruments may change in future years, and therefore these amounts may not be indicative of future results.
Interest rate risk
Interest rate risk is the risk that the fair value or future cash flows of financial instruments will fluctuate because of changes in market interest rates. The Company’s interest rate risk arises principally from borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. Borrowings issued at fixed rates expose the Company to fair value interest rate risk. At December 31, 2024, the Company’s borrowings were mainly at fixed rates.

Interest rate sensitivity: risks associated with variable-rate financial instruments
The impact on income before income tax of a 50 basis point increase or decrease in the EURIBOR or SOFR interest rates as applicable, based on the variable rate financial instruments held by the Company at December 31, 2024 and 2023, with all other variables held constant, was estimated to be approximately $2 million and $3 million for the years ended December 31,
2024, and December 31, 2023, respectively. However, the balances of such financial instruments may not remain constant in future years, and therefore these amounts may not be indicative of future results.

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS
Constellium SE Audited Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Constellium SE
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Constellium SE and its subsidiaries (the “Company”) as of
December 31, 2024 and December 31, 2023 and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated
Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight
Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S.
federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.
Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Recoverability of deferred tax assets
As described in Note 7 to the consolidated financial statements, as of December 31, 2024, the Company recognized net deferred income tax assets of $272 million, including a valuation allowance of $73 million, relating to temporary difference between carrying amounts of existing assets and liabilities and their respective tax bases and tax losses carried forward. Of these net deferred tax assets, tax losses carried forward are $218 million, including a valuation allowance of $40 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be utilized. The deferred income tax assets are recognized only to the extent that sufficient taxable profits will be available in the years in which the temporary differences become deductible. This assessment was conducted through a detailed review of deferred tax assets by jurisdiction and takes into account the scheduled reversals of taxable and deductible temporary differences, past, current and expected future performance deriving from the budget, the business plan and tax planning strategies. Management exercised significant judgment in determining that, based on the expected taxable income of the entities, it is more likely than not that a total of $272 million net deferred tax assets will be recoverable.
The principal considerations for our determination that performing procedures relating to the recoverability of deferred income tax assets is a critical audit matter are (i) the significant judgment by management when considering whether or not it is likely that deferred income tax assets will be utilized and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's assessment of the recoverability of deferred tax assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the recoverability of deferred tax assets. These procedures also included, among others, (i)
evaluating the positive and negative evidence available to support management’s assessment of the realizability of deferred tax assets; (ii) testing the completeness and accuracy of the underlying data used in management’s assessment; and (iii) evaluating the reasonableness of management’s projections of future profitability by year. Evaluating the reasonableness of management’s projections of future profitability by year involved considering (i) the deferred income tax assets by jurisdiction and agreeing the projections included in the forecasted future taxable profits with approved underlying business plans; (ii) the current and past performance against the projections included in the business plans used by the Company; (iii) the historical taxable profits, applicable tax rates and local expiry periods of tax losses together with any applicable restrictions in recovery established by local legislation; (iv) the estimated reversal of the various temporary differences; and (v) the consistency with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers Audit
Neuilly-sur-Seine, France
February 28, 2025
We have served as the Company’s auditor since 2011.

CONSOLIDATED INCOME STATEMENT

		Year ended December 31,
(in millions of U.S. dollar)	Notes	2024	2023	2022
Revenue	2	7,335	7,826	8,532
Cost of sales (excluding depreciation and amortization)		(6,397)	(6,771)	(7,569)
Depreciation and amortization		(304)	(300)	(290)
Selling and administrative expenses		(313)	(317)	(284)
Research and development expenses		(49)	(52)	(46)
Other gains and losses - net	5	(26)	(43)	(90)
Finance costs - net	6	(111)	(111)	(103)
Income before tax		135	232	150
Income tax (expense) / benefit	7	(75)	(75)	165
Net income		60	157	315
Net income attributable to:
Equity holders of Constellium		56	152	308
Non-controlling interests		4	5	7
Net income		60	157	315

Earnings per share attributable to the equity holders of Constellium (in dollars)	Notes	2024	2023	2022
Basic	8	0.38	1.04	2.14
Diluted	8	0.38	1.03	2.10
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

		Year ended December 31,
(in millions of U.S. dollar)	Notes	2024	2023	2022
Net income		60	157	315
Other comprehensive (loss) / income
Net change in post-employment benefit obligations		6	(41)	208
Income tax on net change in post-employment benefit obligations		(2)	6	(47)
Cash flow hedges	16	(12)	7	(8)
Income tax on cash flow hedges		3	(2)	2
Currency translation differences		(10)	(6)	2
Other comprehensive (loss) / income		(15)	(36)	157
Total comprehensive income		45	121	472
Attributable to :
Equity holders of Constellium		42	116	467
Non-controlling interests		3	5	5
Total comprehensive income		45	121	472

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

		At December 31,
(in millions of U.S. dollar) except share data	Notes	2024	2023
Assets
Current assets
Cash and cash equivalents		141	223
Trade receivables and other, net	9	486	531
Inventories	10	1,181	1,197
Fair value of derivatives instruments and other financial assets	16	26	41
Total current assets		1,834	1,992
Non-current assets
Property, plant and equipment, net	11	2,408	2,422
Goodwill	13	46	41
Intangible assets, net	13	97	104
Deferred tax assets	7	311	337
Trade receivables and other, net	9	36	34
Fair value of derivatives instruments	16	2	3
Total non-current assets		2,900	2,941
Total assets		4,734	4,933

Liabilities
Current liabilities
Trade payables and other	14	1,309	1,411
Short-term debt	15	39	41
Fair value of derivatives instruments	16	33	37
Income tax payable		18	22
Pension and other benefit obligations	17	22	24
Provisions	18	25	21
Total current liabilities		1,446	1,556
Non-current liabilities
Trade payables and other	14	156	174
Long-term debt	15	1,879	1,888
Fair value of derivatives instruments	16	21	9
Pension and other benefit obligations	17	375	431
Provisions	18	91	98
Deferred tax liabilities	7	39	35
Total non-current liabilities		2,561	2,635
Total liabilities		4,007	4,191
Commitments and contingencies	21
Shareholder's equity
Ordinary shares, par value €0.02, 146,819,884 shares issued at December 31, 2024 and 2023	19	4	4
Additional paid in capital	19	513	513
Accumulated other comprehensive income	20	(14)	—
Retained earnings and other reserves		203	201
Equity attributable to equity holders of Constellium		706	718
Non-controlling interests		21	24
Total equity		727	742
Total equity and liabilities		4,734	4,933
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions of U.S. dollar)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive (loss) / income	Other reserves	Retained earnings	Total	Non- controlling interests	Total equity
At January 1, 2024	4	513	—	—	136	65	718	24	742
Net income	—	—	—	—	—	56	56	4	60
Other comprehensive income / (loss)	—	—	—	(14)	—	—	(14)	(1)	(15)
Total comprehensive income / (loss)	—	—	—	(14)	—	56	42	3	45
Share-based compensation	—	—	—	—	25	—	25	—	25
Repurchase of ordinary shares	—	—	(79)	—	—	—	(79)	—	(79)
Allocation of treasury shares to share-based compensation plan vested	—	—	28	—	—	(28)	—	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	—	(6)	(6)
At December 31, 2024	4	513	(51)	(14)	161	93	706	21	727

(in millions of U.S. dollar)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive income / (loss)	Other reserves	Retained earnings	Total	Non- controlling interests	Total equity
At January 1, 2023	4	513	—	36	114	(87)	580	23	603
Net income	—	—	—	—	—	152	152	5	157
Other comprehensive income / (loss)	—	—	—	(36)	—	—	(36)	—	(36)
Total comprehensive income / (loss)	—	—	—	(36)	—	152	116	5	121
Share-based compensation	—	—	—	—	22	—	22	—	22
Transactions with non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
At December 31, 2023	4	513	—	—	136	65	718	24	742

(in millions of U.S. dollar)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive (loss) / income	Other reserves	Retained earnings	Total	Non- controlling interests	Total equity
At January 1, 2022	4	513	—	(123)	96	(395)	95	20	115
Net income	—	—	—	—	—	308	308	7	315
Other comprehensive income / (loss)	—	—	—	159	—	—	159	(2)	157
Total comprehensive income / (loss)	—	—	—	159	—	308	467	5	472
Share-based compensation	—	—	—	—	18	—	18	—	18
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At December 31, 2022	4	513	—	36	114	(87)	580	23	603

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

		Year ended December 31,
(in millions of U.S. dollar)	Notes	2024	2023	2022
Net income		60	157	315
Adjustments
Depreciation and amortization	11, 13	304	300	290
Impairment of assets	5	24	22	16
Pension and other long-term benefits	17	10	9	22
Finance costs - net	6	111	111	103
Income tax expense / (benefit)	7	75	75	(165)
Unrealized losses on derivatives - net and from remeasurement of monetary assets and liabilities - net		2	5	50
Losses / (gains) on disposal	5	4	(41)	5
Other - net		39	48	45
Changes in working capital
Inventories		(24)	202	(249)
Trade receivables		(50)	(37)	73
Trade payables		(40)	(206)	42
Other		(24)	(31)	(13)
Change in provisions		2	(6)	(11)
Pension and other long-term benefits paid	17	(52)	(41)	(45)
Interest paid		(93)	(102)	(95)
Income tax paid		(47)	(33)	(18)
Net cash flows from operating activities		301	432	365
Purchases of property, plant and equipment	3	(413)	(366)	(289)
Property, plant and equipment inflows	3	12	1	5
Collection of deferred purchase price receivable	9	85	97	90
Acquisition of subsidiaries net of cash acquired	23	3	—	—
Proceeds from disposals, net of cash	23	—	51	—
Other investing activities		—	1	(2)
Net cash flows used in investing activities		(313)	(216)	(196)
Repurchase of ordinary shares		(79)	—	—
Proceeds from issuance of long-term debt		671	—	—
Repayments of long-term debt		(689)	(57)	(202)
Net change in revolving credit facilities and short-term debt		54	(90)	76
Finance lease repayments		(8)	(19)	(18)
Payment of financing costs and redemption fees		(14)	—	(1)
Transactions with non-controlling interests		(5)	(3)	(2)
Other financing activities		9	(8)	(3)
Net cash flows used in financing activities		(61)	(177)	(150)
Net (decrease) / increase in cash and cash equivalents		(73)	39	19
Cash and cash equivalents - beginning of year		223	176	166
Transfer of cash and cash equivalents from / (to) assets classified as held for sale		—	1	(1)
Effect of exchange rate changes on cash and cash equivalents		(9)	7	(8)
Cash and cash equivalents - end of year		141	223	176
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Constellium is a global leader in the design and manufacture of a broad range of innovative specialty rolled and extruded aluminum products, serving a wide range of blue-chip customers primarily in the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. As of December 31, 2024, the Group operated 25 manufacturing facilities, 3 R&D centers and 3 administrative centers. The Group has approximately 12,000 employees.
Constellium SE, a French Societas Europaea (SE), is the parent company of the Group.
Unless the context indicates otherwise, when we refer to "we", "our", "us", "Constellium", the "Group" and the
"Company" in this document, we are referring to Constellium SE and its subsidiaries.
Basis of Presentation
The Consolidated Financial Statements of Constellium SE and its subsidiaries have been prepared in accordance with the
United States Generally Accepted Accounting Principles ("U.S. GAAP").
The Consolidated Financial Statements are presented in millions of U.S. dollar, except as otherwise stated.
Judgments in applying accounting policies and key sources of estimation uncertainty
The preparation of the Group’s consolidated financial statements in accordance with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. The principal areas of judgment relate to (1)
impairment of assets; (2) actuarial assumptions related to pension and other postretirement benefit plans; (3) tax uncertainties and valuation allowances; and (4) assessment of loss contingencies, including environmental and litigation liabilities. These judgments, estimates and assumptions are based on management’s best knowledge of the relevant facts and circumstances, giving consideration to previous experience. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained, and our operating environment changes. The Group continuously reviews its significant assumptions and estimates in light of the uncertainty associated with the global geopolitical and macroeconomic conditions and their potential direct and indirect impacts on its business and its financial statements. There can be no guarantee that our assumptions will materialize or that actual results will not differ materially from estimates.
Principles of consolidation
The Consolidated Financial Statements include the assets, liabilities, equity, revenues, expenses and cash flows of
Constellium SE and its controlled subsidiaries. All intercompany transactions and balances are eliminated.
Equity investments in which the Group exercises significant influence but does not control are accounted for under the equity method.
Segment reporting
Operating segments are based upon the product lines, markets and industries served, and are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The Chief Executive Officer, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the chief operating decision-maker.
The Company operates in three reportable segments: Aerospace & Transportation (A&T), Packaging & Automotive
Rolled Products (P&ARP), and Automotive Structures & Industry (AS&I). The segments are managed separately because they offer different products and services. Refer to Note 3 - Operating segment information for further information.
The accounting principles used to prepare the Group’s operating segment information are the same as those used to prepare the Group’s Consolidated Financial Statements.

Foreign currency transactions and foreign operations
The assets and liabilities of operations, whose functional currency is other than the U.S. dollar, are translated to U.S.
dollar at the period end exchange rates, and revenues and expenses are translated at average exchange rates for the period.
Differences arising from this translation are included in the currency translation adjustment component of accumulated other comprehensive loss and non-controlling interests, both of which are on our Consolidated Balance Sheets. If there is a completed sale or liquidation of our ownership in a foreign operation, the relevant currency translation adjustment is recognized in our consolidated statement of operations.
For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates, and transaction gains and losses are included in other gains and losses - net, net in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.
        Revenue from contracts with customers
The Group recognizes revenue when it satisfies a performance obligation(s) in accordance with the provisions of a customer order or contract. This is achieved when control of the product has been transferred to the customer, which is generally determined when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation. Accordingly, the sale of Constellium’s products to its customers represent single performance obligations for which revenue is recognized at a point in time. In certain limited circumstances, the Group may be required to recognize revenue over time for products that have no alternative use and for which the Group has an enforceable right to payment for production completed to date. Revenue is based on the consideration the Company expects to receive in exchange for its products. Returns and other adjustments have not been material. Based on the foregoing, no significant judgment is required to determine when control of a product has been transferred to a customer.
The Group considers shipping and handling activities as costs to fulfill the promise to transfer the related products. As a result, customer payments of shipping and handling costs are recorded as a component of revenue.
The Group applies the practical expedient for disclosures on performance obligations that are part of contracts that have an original duration of one year or less.
The Group elected the practical expedient on significant financing components when the period of transfer of the product and the payment is one year or less.
Research and development costs
Research and development costs are expensed as incurred.
Other gains and losses - net
Other gains and losses - net includes: (i) realized and unrealized gains and losses for commodity derivatives and foreign exchange derivatives contracted for commercial purposes to which hedge accounting is not applied, (ii) unrealized exchange gains and losses from the remeasurement of monetary assets and liabilities, (iii) the ineffective portion of changes in the fair value of derivatives designated for hedge accounting, (iv) impairment charges on assets, (v) non-operating expenses on factoring arrangements and (vi) non-operating expenses on pension and other post-employment benefits.
Other gains and losses - net also includes other unusual, infrequent or non-recurring items. Such items are disclosed by virtue of their size, nature or incidence. In determining whether an event or transaction is unusual, infrequent or non-recurring, management considers quantitative as well as qualitative factors such as the frequency or predictability of occurrence.
Interest income and expense
Interest expense on short and long-term financing is recorded at the relevant rates on the various borrowing agreements using the effective interest rate method.
Borrowing costs, including interest, incurred for the construction of any qualifying asset are capitalized during the period of time required to complete and prepare the asset for its intended use.

Cash and cash equivalents
Cash and cash equivalents are comprised of cash in bank accounts and on hand, short-term deposits held on call with banks and other short-term highly liquid investments with original maturities of three months or less that are readily convertible into known amounts of cash and are subject to insignificant risk of changes in value.
Trade account receivables
Recognition and measurement
Trade account receivables are recognized at amortized cost. The Group applies the current expected credit loss model, where a lifetime expected credit loss is recorded upon initial recognition. Write-downs are recorded to profit and loss when the
Group deems all or a portion of a financial asset to be uncollectible.  Reversals of such losses are not permitted.
Factoring arrangements
In factoring arrangements under which the Group has surrendered all control over the receivables, the receivables are derecognized from the Consolidated Balance Sheets. The Group determines whether the following conditions are met for derecognition: (1) the transferred receivables have been isolated from the Group (including creditors in the event of bankruptcy), (2) the Group has no continuing involvement with the transferred receivables (3) the Group does not maintain effective control over the transferred receivables. If these three conditions are met, the transferred receivables qualify as a sale of financial assets and are derecognized from the Consolidated Balance Sheets. Arrangements in which the Group derecognizes receivables result in changes in trade receivables, which are reflected as cash flows from operating activities on the
Consolidated Statement of Cash Flows. When trade account receivables are sold with limited recourse and do not meet the conditions for derecognition, receivables are not derecognized. Where the Group does not derecognize the receivables, the cash received from the factor is classified as a financing cash inflow, the settlement of the receivables as an operating cash inflow and the repayment to the factor as a financing cash outflow on the Consolidated Statement of Cash Flows.
The proceeds from the sale of certain of these receivables comprise a combination of cash and a deferred purchase price receivable. The deferred purchase price receivable is ultimately realized by the Group following the collection by the financial institutions of the underlying receivables sold. The Group has no retained interests in the transferred receivables, other than our right to the deferred purchase price and immaterial collection and administrative service fees. The deferred purchase price receivable is recorded at fair value within Fair value of derivatives instruments and other financial assets in the Consolidated
Balance Sheets. The fair values of these deferred purchase price receivables approximate their carrying values, as a result of their liquidity or short maturity.
Inventories
Inventories are valued at the lower of cost and net realizable value, primarily on a weighted-average cost basis.
Weighted-average cost for raw materials, stores, work in progress and finished goods is calculated using the costs experienced in the current period based on normal operating capacity and includes the purchase price of materials, freight, duties and customs, and the costs of production, which includes labor, materials and other costs that are directly attributable to the production process and production overheads.
Derivatives and hedging
Derivatives
The Group uses derivative financial instruments, such as forward currency contracts, interest rate swaps and forward commodity contracts, to hedge its foreign currency risks, interest rate risks and commodity price risks, respectively.
Derivatives are carried as financial assets when the fair value is positive and as financial liabilities when the fair value is negative.
Derivatives are initially recognized at fair value on the date a derivative contract is entered into and are subsequently re-
measured to their fair value at the end of each reporting period.

The accounting for subsequent changes in fair value depends on whether the derivative qualifies for hedge accounting treatment. For derivative instruments that do not qualify for hedge accounting, changes in the fair value are recognized immediately in profit or loss and are included in Other gains and losses - net or Finance costs - net depending on the nature of the underlying exposure. For derivatives that qualify for hedge accounting, changes in the fair value are recognized in Other
Comprehensive Income ("OCI").
Hedge accounting
For derivative instruments that are designated for hedge accounting, the Group documents at the inception of the hedging transaction the relationship between hedging instruments and hedged items as well as the risk management objective and the strategy for undertaking the hedge transaction. The Group also documents its assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions have been and will continue to be highly effective in offsetting changes in cash flows of hedged items.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recognized in OCI and accumulated in equity. The gain or loss relating to the ineffective portion is recognized immediately in the Consolidated Income Statement in Other gains and losses - net.
Amounts accumulated in equity are reclassified to the Consolidated Income Statement when the hedged item affects the
Consolidated Income Statement. The gain or loss relating to the effective portion of derivative instruments hedging forecasted cash flows under customer agreements is recognized in Revenue. When the forecasted transaction that is hedged results in the recognition of a non-financial asset, the gains and losses previously deferred in equity are reclassified from equity and included in the initial measurement of the cost of the asset. The deferred amounts would ultimately be recognized in the Consolidated
Income Statement upon the sale, depreciation or impairment of the asset.
When a hedging instrument expires or is sold or terminated, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecasted transaction is ultimately recognized in the Consolidated Income Statement. When a forecasted transaction is no longer expected to occur, the cumulative gain or loss that was recognized in equity is immediately reclassified to the Consolidated Income
Statement.
Fair value measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Group applies the fair value hierarchy established by GAAP for the recognition and measurement of certain financial assets and liabilities.
Property, plant and equipment
Recognition and measurement
Property, plant and equipment acquired by the Company are recorded at cost. Borrowing costs, including interest, directly attributable to the acquisition or construction of property, plant and equipment are included in the cost. Subsequent to the initial recognition, Property, plant and equipment are measured at cost less accumulated depreciation and impairment, if any. Costs are capitalized into construction work-in-progress until projects are completed and the assets are available for use.
Upon sale or disposition, the resulting gain or loss are recognized in the Consolidated Income Statement in Other gains and losses - net.
Depreciation
Land is not depreciated. Property, plant and equipment are depreciated over the estimated useful lives of the related assets using the straight-line method as follows:
•Buildings: 10 – 50 years;
•Machinery and equipment: 3 – 40 years;
•Vehicles: 5 – 8 years.

Intangible assets
Recognition and measurement
Technology and customer relationships acquired in a business combination are recognized at fair value at the acquisition date. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and impairment losses. The useful lives of the Group intangible assets are assessed to be finite.
Amortization
Intangible assets are amortized over the estimated useful lives of the related assets using the straight-line method as follows:
•Technology: 20 years;
•Customer relationships: 25 years;
•Software: 3 – 5 years.
Goodwill
Goodwill arising from a business combination is carried at cost as established at the date of the business combination less accumulated impairment losses, if any.
Goodwill is allocated at the reporting unit level, which is defined as an operating segment or as a component, one level below an operating segment. Components need to be aggregated when they have similar characteristics for allocating goodwill.
Gains and losses on the disposal of a reporting unit include the carrying amount of goodwill relating to the reporting unit sold.
Impairment
Impairment of property, plant and equipment and intangible assets
Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment if there is any indication that the carrying amount of the asset or asset group to which it belongs, may not be recoverable.
The Group regularly assesses whether events and circumstances with the potential to trigger impairment have occurred and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flow, to make such assessments.
The Group uses an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset or asset group in measuring whether the asset or asset group is recoverable.
Any impairment loss is recognized in Other gains and losses - net in the Consolidated Income Statement and cannot be reversed in subsequent periods.
Impairment of goodwill
Reporting units to which goodwill is allocated are tested for impairment at least annually, as of October 1st of each fiscal year, or more frequently when there is an indication that allocated goodwill may be impaired. A qualitative assessment can be performed before performing a quantitative impairment test.
If the carrying amount of the reporting unit exceeds its fair value, the difference is recorded as an impairment loss, limited to the carrying amount of goodwill allocated to the reporting unit.
An impairment loss is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value.
Any impairment loss is recognized in Other gains and losses - net in the Consolidated Income Statement. An impairment loss recognized for goodwill cannot be reversed in subsequent years.

Reporting units
The reporting units generally correspond to industrial sites.
Taxation
Income tax (expense) / benefit is calculated on the basis of enacted tax laws at the Consolidated Balance Sheets date in the countries where the Company and its subsidiaries operate and generate taxable income.
The Group is subject to income taxes in France, the United States, Germany and numerous other jurisdictions. Certain of
Constellium’s businesses may be included in consolidated tax returns within the Group. In certain circumstances, these businesses may be jointly and severally liable with the entity filing the consolidated tax return, for additional taxes that may be assessed.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets are also recognized for operating loss carryforwards and tax credit carryforwards.
Deferred income tax assets and liabilities are measured using tax rates that are expected to apply in the year when the asset is realized or the liability is settled. Deferred income tax assets are recognized in full and reduced by a valuation allowance if it is more likely than not that some or all of the deferred income tax assets will not be realized.
Trade payables
Trade payables are initially recorded at fair value and are subsequently measured at amortized cost. Trade payables are classified as current liabilities if payment is due in one year or less.
Leases
The Group determines whether a contract contains a lease at inception. The Group leases certain land and buildings, plant equipment, vehicles, and computer equipment. Leases under which the Group has substantially all the risks and rewards of ownership are classified as finance leases. Various buildings and equipment are leased from third parties under finance lease agreements. Under such finance leases, the asset financed is recognized as a right-of-use asset in the asset category to which they relate in Property, plant and equipment and the financing is recognized as a lease liability, in Borrowings. If a lease does not meet the finance lease classification criteria in accordance with ASC 842 Leases ("ASC 842"), it is classified as an operating lease.
Lease right-of-use assets and lease liabilities with an initial term greater than 12 months are recorded on the balance sheet at the present value of the future minimum lease payments over the lease term calculated at the lease commencement date.
Constellium uses an incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, as most of the Group’s leases do not provide an implicit rate. The right-of-use assets also include any lease prepayments made and are reduced by lease incentives and accrued exit costs. For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability and amortization expense on the right-of-use asset are recognized separately.
Certain real estate leases include one or more options to renew; the exercise of lease renewal options is at Constellium’s discretion. The Group includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. Certain of Constellium’s real estate lease agreements include rental payments that either have fixed contractual increases over time or adjust periodically for inflation. Also, certain of the Group’s lease agreements include variable lease payments. The variable portion of payments is not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and is recorded as lease cost in the period incurred.
The Group applies the short-term lease recognition exemption to leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option that the Group is reasonably certain to exercise. Lease payments on short-term leases and low-value asset leases are recognized as expense on a straight-line basis over the lease term.
The Group also applies the practical expedients for lease and non-lease components as a single component for vehicles.

Provisions
Estimated losses are recorded at the best estimate of expenditures required to settle liabilities of uncertain timing or amount when management determines that i) it is probable that a liability has been incurred at the date of the financial statements and ii) such amounts can be reasonably estimated. Estimated losses are measured at management’s best estimate out of the range of possible outcomes. In the absence of management’s best estimate or if each outcome is equally probable, the loss is measured at the minimum amount in the range.
The ultimate cost to settle such liabilities is uncertain, and cost estimates can vary in response to many factors. The settlement of these liabilities could materially differ from recorded amounts or the expected timing of expenditure could change. As a result, there could be significant adjustments to estimated losses, which could result in additional charges or recoveries.
Close down and restoration costs
Estimated close down and restoration costs are accounted for in the year when the legal obligation arising from the related disturbance occurs and the amount required to settle the obligation can be reasonably estimated. These costs are based on the net present value of estimated future costs. Provisions for close down and restoration costs do not include any additional obligations expected to arise from future disturbance. The costs are estimated on the basis of a closure plan including feasibility and engineering studies, are updated annually during the life of the operation to reflect known developments (e.g. revisions to cost estimates and to the estimated lives of operations) and are subject to formal review at regular intervals each year.
The initial closure estimated loss together with subsequent movements in the accrual for close down and restoration costs, including those resulting from new disturbance, updated cost estimates, changes to the estimated lives of operations and revisions to discount rates, are capitalized in Property, plant and equipment. These costs are depreciated over the remaining useful lives of the related assets. The estimated loss is subsequently adjusted for accretion expense, which is recognized in the
Consolidated Income Statement as an operating cost over the useful life of the asset.
Environmental remediation costs
Environmental remediation costs are accounted for based on the Group’s best estimate of the costs of the Group’s environmental clean-up obligations. Changes in the environmental remediation estimated loss are recorded in Cost of sales
(excluding depreciation and amortization).
Restructuring costs
Estimated losses for restructuring are recorded when Constellium’s management is demonstrably committed to the restructuring plan and the liabilities can be reasonably estimated. The Group recognizes liabilities that primarily include one-
time termination benefits, severance, and contract termination costs, primarily related to equipment and facility lease obligations. These amounts are based on the remaining amounts due under various contractual agreements and are periodically adjusted for changes in circumstances that would reduce or increase these obligations.
Legal claims and other costs
Estimated losses for legal claims are made when it is probable that liabilities will be incurred and when such liabilities can be reasonably estimated. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Legal matters are reviewed on a regular basis to determine if there have been changes in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.
Pension, other post-employment plans and other long-term employee benefits
For defined contribution plans, the contribution paid in respect of service rendered over the service year is recognized in the Consolidated Income Statement. This expense is included in Cost of sales (excluding depreciation and amortization),
Selling and administrative expenses and Research and development expenses.
For defined benefit plans, the retirement benefit obligation recognized in the Consolidated Balance Sheets represents the present value of the defined benefit obligation less the fair value of plan assets. The defined benefit obligations are assessed using the projected unit credit method. The amount recorded in the Consolidated Income Statement in respect of these plans is included within Cost of sales (excluding depreciation and amortization), Selling and administrative expenses and Research and development expenses for its service cost component and in Finance costs - net and for its net interest cost component. Other non-operating pension and other post-employment benefit losses or gains are included in Other gains and losses - net. The effects of changes in actuarial assumptions and experience adjustments are initially recorded in the Consolidated Statement of
Comprehensive Income and subsequently amortized over future periods into the Consolidated Income Statement in Other gains and losses - net.
Other post-employment benefit plans mainly relate to health and life insurance benefits to retired employees and in some cases to their beneficiaries and covered dependents. Eligibility for coverage is dependent upon certain age and service criteria.
These benefit plans are unfunded and are accounted for as defined benefit obligations, as described above.
Other long-term employee benefits mainly include jubilees and other long-term disability benefits. For these plans, actuarial gains and losses are recognized immediately in the Consolidated Income Statement.
Share-based payment arrangements
Equity-settled share-based payments to employees and corporate officers are measured at the fair value of the equity instruments at the grant date. Market performance conditions are reflected within the grant date fair value. Service and non-
market performance conditions are not taken into account when determining the grant date fair value of awards, but the likelihood of the conditions being met is assessed as part of the Group’s best estimate of the number of equity instruments that will ultimately vest.
The fair value determined at the grant date is expensed on a straight-line basis over the vesting period, based on the
Group’s estimate of equity instruments that are expected to eventually vest based on the service and non-market vesting conditions, with a corresponding increase in equity. At the end of each reporting period, the Group revises its estimates of the number of equity instruments that are expected to vest based on the non-market vesting and service conditions. The impact of the revision to original estimates, if any, is recognized in profit or loss, with a corresponding adjustment to equity.
Government Grants
Government grants are recognized where there is reasonable assurance that the grant will be received and all attached conditions are complied with.
Government grants relating to the purchase of property, plant and equipment reduce the carrying amount of the asset.
They are credited to profit or loss on a straight-line basis over the expected useful lives of the related assets. Government grants relating to costs offset the corresponding expense and are deferred and recognized in profit or loss over the period necessary to match them with the costs that they are intended to compensate.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Improvements to Income
Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This accounting standard is effective in the first quarter of the Company's fiscal year ended December 31, 2025. We are currently evaluating the impact of adoption on our financial disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense
Disaggregation Disclosures, requiring public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The standard is intended to benefit investors by providing more detailed expense information notably on employee compensation, depreciation and amortization and purchase of inventory, which is critical to understanding an entity’s performance, assessing its prospects for future cash flows and comparing its performance both over time and with that of other entities. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied prospectively or retrospectively. We are currently evaluating the impact of adoption on our financial disclosures.

The Group has not early adopted the aforementioned new standards, amendments and interpretations which have been issued, but are not yet effective.
The Group plans to adopt these new standards, amendments and interpretations on their required effective dates and does not expect any material impact as a result of their adoption.
NOTE 2 - REVENUE
In the following table, revenue is disaggregated by product line and destination of shipment. See Note 3 - Operating segment information herein for additional disclosures of revenue disaggregated by operating segments.

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Aerospace rolled products	1,063	1,105	765
Transportation, industry, defense and other rolled products	686	748	963
Packaging rolled products	2,878	2,807	3,494
Automotive rolled products	1,201	1,249	1,212
Specialty and other thin-rolled products	104	137	184
Automotive extruded products	960	1,126	997
Other extruded products	443	633	917
Other	—	21	—
Total revenue by product line	7,335	7,826	8,532

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
United States	2,472	2,738	2,966
Germany	1,519	1,806	2,139
France	695	694	726
Spain	367	351	318
United Kingdom	317	270	232
Poland	267	230	218
Czech Republic	209	230	250
All other	1,489	1,507	1,683
Total revenue by destination of shipment	7,335	7,826	8,532
Revenue is recognized at a point in time, except for certain products with no alternative use for which we have a right to payment, which represent less than 1% of total revenue.

NOTE 3 - SEGMENT INFORMATION
Aerospace & Transportation (A&T)
A&T operating segment offers a wide range of technically advanced aluminum products including plate, sheet and extrusions to blue-chip customers in the global aerospace, space, commercial transportation, general industrial and defense sectors. A&T operates five facilities in the United States, France and Switzerland and had approximately 3,300 employees at
December 31, 2024.
Packaging & Automotive Rolled Products (P&ARP)
P&ARP operating segment includes the production and development of customized rolled aluminum sheet products. We supply the packaging market with canstock and closure stock for the beverage and food industry, as well as foilstock for the flexible packaging market. In addition, we supply the automotive market with technically advanced products such as Auto
Body Sheet ("ABS"), heat exchanger materials and battery foil product. P&ARP operates four facilities located in the United
States, France and Germany and had approximately 4,100 employees at December 31, 2024.
Automotive Structures & Industry (AS&I)
AS&I operating segment produces (i) technologically advanced structural solutions for the automotive industry including crash management systems, body structures, side impact beams and battery enclosure components, (ii) soft and hard alloy extrusions for automotive, transportation, general industrial applications, and (iii) large profiles for rail and general industrial applications. We complement our products with a comprehensive offering of downstream technology and services, which include pre-machining, surface treatment, R&D and technical support services. AS&I operates sixteen facilities located in
North America, Europe and China and had approximately 3,900 employees at December 31, 2024.
Holdings & Corporate (H&C)
Holdings & Corporate includes the costs of our corporate support functions and our technology centers located in the
United States, France and Switzerland.
Intersegment elimination
Intersegment transactions are conducted on an arm’s length basis and reflect market prices.
3.1 Segment Revenue, Segment Costs and Segment Adjusted EBITDA

	2024				2023				2022
(in millions of U.S. dollar)	A&T	P&ARP	AS&I	H&C	A&T	P&ARP	AS&I	H&C	A&T	P&ARP	AS&I	H&C
Segment revenue	1,816	4,196	1,432	6	1,868	4,214	1,762	21	1,786	4,900	1,955	—
Inter-segment elimination	(73)	(13)	(29)	—	(15)	(21)	(3)	—	(58)	(9)	(42)	—
External revenue	1,743	4,183	1,403	6	1,853	4,193	1,759	21	1,728	4,891	1,913	—
Cost of metal	(747)	(2,890)	(778)	8	(821)	(2,839)	(959)	(9)	(886)	(3,623)	(1,152)	7
Production costs	(618)	(946)	(461)	(7)	(583)	(939)	(572)	(7)	(524)	(841)	(526)	(2)
Other segment expenses (A)	(93)	(105)	(90)	(40)	(98)	(110)	(99)	(36)	(90)	(99)	(92)	(26)
Segment adjusted EBITDA	285	242	74	(33)	351	305	129	(31)	228	328	143	(21)
(A) Other segment expenses includes primarily selling, general administrative expenses and research and development expenses.

3.2 Reconciliation of Segment Adjusted EBITDA to Net income
Constellium’s chief operating decision-maker measures the profitability and financial performance of its operating segments based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income / (loss) from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation, amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, metal price lag, share-based compensation expense, non operating gains / (losses) on pension and other post-employment benefits, expenses on factoring arrangements, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.

		Year ended December 31,
(in millions of U.S. dollar)	Notes	2024	2023	2022
A&T		285	351	228
P&ARP		242	305	328
AS&I		74	129	143
H&C		(33)	(31)	(21)
Segment Adjusted EBITDA		568	754	678
Metal price lag (A)		55	(92)	(31)
Depreciation and amortization	11, 13	(304)	(300)	(290)
Impairment of assets (B)	5	(24)	(22)	(16)
Share based compensation costs	22	(25)	(22)	(18)
Pension and other post-employment benefits - non operating gains	5, 17	11	14	2
Restructuring costs (C)	5	(11)	—	(1)
Unrealized losses on derivatives	5	(1)	(3)	(48)
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net	5	1	(2)	(2)
(Losses) / gains on disposal (D)	5	(4)	41	(5)
Other (E)		2	(1)	—
Expenses on factoring arrangements	9	(22)	(24)	(16)
Finance costs - net	6	(111)	(111)	(103)
Income before tax		135	232	150
Income tax (expense) / benefit	7	(75)	(75)	165
Net income		60	157	315
(A)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's
Revenue are established and when aluminum purchase prices included in Cost of sales are established. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of
Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
(B)For the years ended December 31, 2024, 2023 and 2022, impairment related to property, plant and equipment in our Valais operations.
(C)For the year ended December 31, 2024, restructuring costs were related to cost reduction programs in the United States and in Europe.
(D)For the year ended December 31, 2023, gains and losses on disposals net of transaction costs included a $3 million loss related to the sale of Constellium Ussel S.A.S. which was completed on February 2, 2023 and a $47 million gain related to the sale of Constellium
Extrusions Deutschland GmbH which was completed on September 29, 2023 (See Note 23 - Acquisition and disposal of subsidiaries).
(E)For the year ended December 31, 2024, other was related to $45 million of insurance proceeds and $43 million of losses resulting from flooding in the Valais facilities at the end of June 2024, $4 million of insurance proceeds related to assets damaged in 2021 and $3 million of gains recognized upon the reevaluation of previously held non-controlling interests of Railtech See Note 23 - Acquisition and disposal of subsidiaries), as well as $6 million of costs associated with non-recurring corporate transformation projects.
3.3 Segment capital expenditures

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
A&T	(99)	(103)	(77)
P&ARP	(221)	(181)	(134)
AS&I	(74)	(75)	(67)
H&C	(7)	(6)	(6)
Total capital expenditures (A)	(401)	(365)	(284)
(A)Purchase of Property plant and equipment, net of grant received and insurance compensation related to Property plant and equipment.
3.4 Segment depreciation, amortization and impairment

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
A&T	(75)	(72)	(67)
P&ARP	(166)	(156)	(150)
AS&I	(82)	(89)	(84)
H&C	(5)	(5)	(5)
Total depreciation, amortization and impairment expense	(328)	(322)	(306)
3.5 Segment assets

	At December 31,
(in millions of U.S. dollar)	2024	2023
A&T	1,172	1,201
P&ARP	2,118	2,045
AS&I	651	736
H&C	313	347
Segment assets	4,254	4,329

Deferred income tax assets	311	337
Cash and cash equivalents	141	223
Fair value of derivatives instruments and other financial assets	28	44
Total assets	4,734	4,933
3.6 Information about major customers
Revenue from sales to the Group’s largest customer, which we serve through a number of contracts across our sites, was
$715 million, $793 million and $882 million for the years ended December 31, 2024, 2023 and 2022, respectively. No other single customer contributed 10% or more to the Group’s revenue for 2024, 2023 and 2022.

NOTE 4 - INFORMATION BY GEOGRAPHIC AREA
Property, plant and equipment, are reported as follows, based on the physical location of the assets:

	At December 31,
(in millions of U.S. dollar)	2024	2023
United States	1,030	1,050
France	883	854
Germany	261	274
Czech Republic	97	105
Other	137	139
Total property plant and equipment	2,408	2,422
NOTE 5 - OTHER GAINS AND LOSSES - NET

		Year ended December 31,
(in millions of U.S. dollar)	Notes	2024	2023	2022
Operating income and expenses
Realized gains / (losses) on derivatives (A)		12	(50)	(8)
Unrealized losses on derivatives at fair value through profit and loss - net (A)		(1)	(3)	(48)
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		1	(2)	(2)
Impairment of assets (B)		(24)	(22)	(16)
Restructuring costs (C)		(11)	—	(1)
(Losses) / gains on disposal (D)		(4)	41	(5)
Result from the flood in Valais (E)		2	—	—
Non-operating income and expenses
Expenses on factoring arrangements	9	(22)	(24)	(16)
Pension and other post-employment benefits	17	11	14	2
Other (F)		10	3	4
Total other gains and losses - net		(26)	(43)	(90)
(A)Realized and unrealized gains and losses are related to derivatives entered into with the purpose of mitigating exposure to volatility in foreign currencies and commodity prices and that do not qualify for hedge accounting.
(B)For the years ended December 31, 2024, 2023 and 2022, impairment related to property, plant and equipment in our Valais operations.
(C)For the year ended December 31, 2024, restructuring costs were related to cost reduction programs in the United States and in Europe.
(D)For the year ended December 31, 2023, gains and losses on disposals net of transaction costs included a $3 million loss related to the sale of Constellium Ussel S.A.S. which was completed on February 2, 2023 and a $47 million gain related to the sale of Constellium
Extrusions Deutschland GmbH which was completed on September 29, 2023 (See Note 23 - Acquisition and disposal of subsidiaries).
(E)Includes $45 million of insurance proceeds and $43 million of clean-up costs and inventory impairment related to the flooding of our facilities in Valais (Switzerland).
(F)For the year ended December 31, 2024, other included $4 million of insurance proceeds related to assets damaged in 2021 and $3 million of gains recognized upon the reevaluation of previously held non-controlling interests of Railtech (See Note 23 - Acquisition and disposal of subsidiaries).

NOTE 6 - FINANCE COSTS - NET

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Interest expense on borrowings (A)	(99)	(101)	(96)
Interest expense on finance leases	(1)	(2)	(3)
Interest cost on pension and other long-term benefits	(9)	(8)	(1)
Net loss on settlement of debt (B)	(3)	—	—
Realized and unrealized gains on debt derivatives at fair value (C)	11	7	1
Realized and unrealized exchange (losses) / gains on financing activities - net (C)	(10)	(5)	—
Other finance expenses	(6)	(6)	(5)
Capitalized borrowing costs (D)	6	4	1
Finance expenses	(111)	(111)	(103)
Finance costs - net	(111)	(111)	(103)
(A)For the year ended December 31, 2024, interest expense on borrowings included $86 million of interest and $4 million of amortization of arrangement fees related to Constellium SE Senior Notes. For the year ended December 31, 2023, it included $81 million of interest and $4 million of amortization of arrangement fees related to Constellium SE Senior Notes. For the year ended December 31, 2022, it included $83 million of interest and $4 million of amortization of arrangement fees related to Constellium SE Senior Notes.
(B)In August 2024, Constellium SE redeemed $250 million 5.875% Senior Notes due 2026 and the €400 million 4.250% Senior Notes due
2026. The net loss on the settlement of debt included the write‐off of the outstanding balance of deferred arrangement fees at the date of redemption for $3 million.
(C) The Group hedges the dollar exposure, relating to the principal of its Constellium SE U.S. dollar Senior Notes, for the portion that has not been used to finance directly or indirectly U.S. dollar functional currency entities. Changes in the fair value of these hedging derivatives are recognized within Finance costs – net in the Consolidated Income Statement.
(D) Borrowing costs directly attributable to the construction of assets are capitalized. The capitalization rate was 5% for the years ended
December 31, 2024, 2023 and 2022.

NOTE 7 - INCOME TAX
The domestic (France) and foreign components of our income before income tax are as follows:

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Domestic (France)	144	179	88
Foreign	(9)	53	62
Income before tax	135	232	150
The reconciliation of the French statutory income tax rate to the Group’s effective income tax rate is as follows:

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Income before tax	135	232	150
Statutory tax rate applicable to the parent company	25.8%	25.8%	25.8%
Income tax expense calculated at statutory tax rate	(35)	(60)	(39)
Effect of foreign tax rate (A)	(1)	3	4
Investment in subsidiaries (B)	(1)	11	(1)
Changes in valuation allowance (C)	(34)	(7)	202
Change in tax laws and rates (D)	—	(9)	—
Prior year adjustments	(1)	(5)	4
BEAT Tax	(2)	(3)	(2)
Other	(1)	(5)	(3)
Income tax (expense) / benefit	(75)	(75)	165
Effective income tax rate	55.6%	32.3%	(110.0)%
(A)For the years ended December 31, 2024, 2023 and 2022, the effect of foreign tax rate resulted from the geographical mix of our pre-tax results.
(B)For the year ended December 31, 2023, the effect of investment in subsidiaries mainly relates to the recognition of CTA reserves linked to divestitures that occurred in 2023.
(C)For the year ended December 31, 2024, the changes in valuation allowance mainly relates to the deferred tax assets of our operating entities in Germany as management determined that it was more likely than not that these DTAs would not be used in a foreseeable future. In making this determination, management considered all available positive and negative evidence. For the year ended
December 31, 2023, the changes in valuation allowance mainly related to the deferred tax assets in Switzerland, Mexico and China. For the year ended December 31, 2022, the changes in valuation allowance mainly related to one of our main operating entities in the
United States for $202 million as management determined that it was more likely than not that future earnings will be sufficient to realize these deferred tax assets. In making this determination management considered all available positive and negative evidence including historical results as well as forecasted profitability supported by revised projections from the Group’s latest long-term plan.
(D)For the year ended December 31, 2023, the changes in tax laws and rates related mainly to the change of composite tax rate in the
United States tax jurisdiction.
The Group has reviewed its corporate structure in light of the introduction of Pillar Two Model Rules in the jurisdictions where it operates based on the most recent tax filings and financial statements. Based on this assessment, the Group has determined that it is not liable to Pillar Two “top-up” taxes for the year ended December 31, 2024.

The components of our income tax provision are as follows:

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Domestic (France)	(28)	(42)	(11)
Foreign	(16)	(16)	(12)
Current tax expense	(44)	(58)	(23)
Domestic (France)	(9)	—	(22)
Foreign	(22)	(17)	210
Deferred tax (expense) / benefit	(31)	(17)	188
Income tax (expense) / benefit	(75)	(75)	165
Unrecognized Tax Benefits
As of December 31, 2024, and 2023, and 2022, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $12 million, $16 million and $21 million, respectively. Our tax returns for certain past years are still subject to examination by taxing authorities in the various countries where we operate.
Our reserves for unrecognized tax benefits, as well as reserves for interest and penalties were:

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Unrecognized tax benefits at January 1, (A)	16	21	21
Additions for tax position of the current year	2	2	1
Additions for tax position of prior years	—	4	4
Reductions for tax positions of prior years (B)	(5)	—	—
Settlements with tax authorities	(1)	(9)	—
Reductions for expiration of statute of limitations	—	(2)	(5)
Unrecognized tax benefits at December 31, (A)	12	16	21
(A)Including interest and penalties
(B)Excluding reduction for settlements with tax authorities
Our policy is to record interest and penalties related to unrecognized tax benefits in income tax (benefit) provision on our consolidated statements of operations. As of December 31, 2024, 2023, and 2022, we accrued for interest and penalties of $0 million, $1 million, and $1 million, respectively.
Deferred Income Taxes
The following tables presents our net deferred income tax assets / (liabilities):

	At December 31,
(in millions of U.S. dollar)	2024	2023
Net deferred income tax assets	311	337
Net deferred income tax liabilities	(39)	(35)
Net deferred taxes	272	302

The following table presents the components of deferred income tax assets and liabilities as of December 31, 2024 and
December 31, 2023:

	At December 31,
(in millions of U.S. dollar)	2024	2023
Deferred income tax assets
Tax losses carried forward	258	210
Long term assets	35	56
Pensions	76	90
Derivative valuation	10	5
Interest carried forward	52	38
Other (A)	54	70
Total deferred income tax assets	485	469
Less: valuation allowance (B)	(73)	(41)
Deferred income tax assets, net of valuation allowance	412	428

Deferred income tax liabilities
Long-term assets	(132)	(124)
Inventories	(8)	(2)
Other	—	—
Deferred income tax liabilities	(140)	(126)
(A)At December 31, 2024 and 2023, Other deferred income tax assets primarily related to temporary differences arising from provisions and interest expense which will become tax-deductible in future periods.
(B)The following table summarizes changes in valuation allowance:

(in millions of U.S. dollar)	2024	2023	2022
At January 1,	41	50	258
Deduction	(1)	(19)	(209)
Addition	33	10	1
At December 31,	73	41	50

Some deferred tax assets in respect of temporary differences and unused tax losses were recognized without being offset by deferred tax liabilities. In accordance with the accounting policies described in Note 1 of the Consolidated Financial
Statements (Judgments in applying accounting policies and key sources of estimation uncertainty), a detailed assessment was performed on net deferred tax asset recovery at December 31, 2024 and 2023, with specific focus on tax jurisdictions with unused tax losses carried forward. Management considered that the tax losses that generated the deferred tax assets were not expected to be recurring and did not challenge the profitable long-term structure of its business model. In addition, tax planning opportunities are available to increase the taxable profit and the use of the long-term limited and unlimited tax losses.
Management concluded that it was more likely than not that the net deferred tax balance of $272 million and $302 million at
December 31, 2024 and 2023, respectively, would be recoverable.
Based on the expected taxable income of the entities, the Group believed that it was more likely than not that a total of
$73 million at December 31, 2024, of unused tax losses and deductible temporary differences, would not be used.
Consequently, a valuation allowance was recognized for the corresponding deferred tax assets.

The tax losses carried forward amounting $258 million at December 31, 2024 and the associated valuation allowance of $40 million was attributable to the following:

	At December 31, 2024
(in millions of U.S. dollar)	Tax Losses Carried Forward	Valuation Allowance	Carryforward Period	Earliest Year of Expiration
Net operating loss
United States	142	—	Indefinite	—
United States	74	—	20 years	2032
France	4	(4)	Indefinite	—
Germany	12	(12)	Indefinite	—
Switzerland	15	(15)	7 years	2028
China	4	(4)	5 years	2025
Other	7	(5)	> 5 years or indefinite	2027
Total	258	(40)
NOTE 8 - EARNINGS PER SHARE
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the year.
Diluted earnings per share are computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the year. Ordinary share equivalents represent the dilutive effect of outstanding equity-based awards.
The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows:

	Year ended December 31,
(in millions of US Dollars except share and per share amounts )	2024	2023	2022
Numerator:
Net income attributable to equity holders of Constellium	56	152	308
Denominator:
Basic - weighted-average ordinary shares outstanding	145,718,545	146,129,941	143,625,764
Dilutive effect of non-vested restricted stock units and performance- based restricted stock units	2,285,621	2,341,994	3,335,426
Diluted - weighted-average ordinary shares, of restricted stock units and performance-based restricted stock units	148,004,166	148,471,935	146,961,190
Basic earnings per share	$0.38	$1.04	$2.14
Diluted earnings per share	$0.38	$1.03	$2.10
For the years ended December 31, 2024, 2023 and 2022, no ordinary shares assuming exercise of equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 9 - TRADE RECEIVABLES AND OTHER

	At December 31,
	2024		2023
(in millions of U.S. dollar)	Non-current	Current	Non-current	Current
Trade receivables - gross	—	383	—	420
Allowance for doubtful receivables	—	(2)	—	(2)
Total trade receivables - net	—	381	—	418
Income tax receivables	—	29	—	19
Other tax receivables	—	41	—	61
Contract assets	16	2	17	2
Other	20	33	17	31
Total other receivables	36	105	34	113
Total trade receivables and other	36	486	34	531
9.1 Contract assets
Contract assets included $9 million and $7 million of unbilled tooling costs at December 31, 2024 and 2023, respectively.
9.2 Factoring arrangements
The Group has entered into several accounts receivable factoring programs with various financial institutions for certain receivables of the Group. The programs are accounted for as true sales of the receivables and had combined limits of approximately $667 million and $697 million at December 31, 2024 and 2023, respectively.
The beginning deferred purchase price balance for the years ended December 31, 2024, 2023 and 2022 were $8 million,
$9 million and $4 million, respectively. During each of the aforementioned years, there were non-cash additions to the deferred purchase price receivable of $79 million, $96 million, and $95 million (these additions are excluded from the Statement of Cash
Flow as they are non-cash investing transactions) and cash collections of $85 million, $97 million and $90 million, respectively.
This activity resulted in an ending deferred purchase price receivable balance of $2 million, $8 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Group has recorded $22 million, $24 million and $16 million of expense related to its factoring programs in 2024,
2023 and 2022, respectively, and has presented these amounts in Other gains and losses - net in its Consolidated Income
Statement.

NOTE 10 - INVENTORIES

	At December 31,
(in millions of U.S. dollar)	2024	2023
Finished goods	250	277
Work in progress	571	577
Raw materials	260	249
Stores and supplies	100	94
Total inventories	1,181	1,197
NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

(in millions of U.S. dollar)	Land and Property Rights	Buildings	Machinery and Equipment	Construction Work in Progress	Other	Property, Plant and Equipment
At December 31, 2024
Gross carrying value	65	790	3,760	223	58	4,896
Less accumulated depreciation	(25)	(339)	(2,078)	—	(46)	(2,488)
Net balance at December 31, 2024	40	451	1,682	223	12	2,408

At December 31, 2023
Gross carrying value	51	762	3,655	278	58	4,804
Less accumulated depreciation	(24)	(315)	(1,998)	—	(45)	(2,382)
Net balance at December 31, 2023	27	447	1,657	278	13	2,422
Depreciation expense related to Property, plant and equipment is shown in the table below:

	At December 31,
(in millions of U.S. dollar)	2024	2023	2022
Depreciation expense related to property, plant and equipment	(291)	(286)	(275)
The amount of contractual commitments for the acquisition of property, plant and equipment is disclosed in Note 21 -
Commitments.

NOTE 12 - LEASES
Various buildings and equipment are leased from third parties under both finance and operating lease agreements.
Right-of-use assets have been included in the same line item of property, plant and equipment as that in which a corresponding owned asset would be presented. The following table presents the classification of leasing assets and liabilities within our Consolidated Balance Sheets:

		At December 31,
(in millions of U.S. dollar)	Consolidated Balance Sheets	2024	2023
Assets
Operating lease right-of-use assets	Property, plant and equipment	107	121
Finance lease assets (A)	Property, plant and equipment	33	41
Total lease assets		140	162

Liabilities
Current:
Operating lease liabilities	Trade payables and other	17	18
Finance lease liabilities	Short-term debt	5	7
Non-current:
Operating lease liabilities	Trade payables and other	95	107
Finance lease liabilities	Long-term debt	25	27
Total lease liabilities		142	159
(A) Finance lease assets are recorded net of accumulated depreciation and impairment of $65 million and $70 million as of December 31,
2024 and 2023, respectively.
The following table presents the classification of lease related expenses as reported with our Consolidated Income
Statement:

		At December 31,
(in millions of U.S. dollar)	Consolidated Income Statement	2024	2023	2022
Operating lease costs (B)	Cost of sales (excluding depreciation and amortization)	(23)	(24)	(24)
	Selling and administrative expenses	(3)	(2)	(2)
Depreciation related to finance lease	Depreciation and amortization	(7)	(13)	(14)
(B)    Operating lease costs exclude short-term lease and variable lease costs for $22 million, $20 million and $15 million as of December 31,
2024, 2023 and 2022 respectively.
The following table presents the classification of lease related cash-flows as reported with our Consolidated Statement of
Cash Flows:

	At December 31,
(in millions of U.S. dollar)	2024	2023	2022
Financing cash flows from finance leases	(8)	(19)	(18)
Operating cash flows from operating leases	(25)	(26)	(26)
Property, plant and equipment acquired through finance leases amounted to $5 million, $6 million and $0 million for the years ended December 31, 2024, 2023 and 2022, respectively. These leases and financings are excluded from the Consolidated
Statement of Cash Flow as they are non-cash investing transactions.

The following table presents supplemental information on our finance and operating leases as of December 31, 2024 and
2023:

	At December 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	7.5 years	8.3 years
Finance leases	6.1 years	7.2 years
Weighted-average discount rate
Operating leases	6.56%	6.62%
Finance leases	4.22%	3.50%
Future minimum lease payments as of December 31, 2024, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

	At December 31, 2024
(in millions of U.S. dollar)	Operating Leases	Finance Leases
Years ending
2025	23	7
2026	21	6
2027	19	6
2028	17	5
2029	14	4
Thereafter	47	6
Total non-cancelable minimum lease payments	141	34
Less: interest	(29)	(4)
Present value of lease liabilities	112	30

NOTE 13 - INTANGIBLE ASSETS AND GOODWILL

(in millions of U.S. dollar)	Technology	Computer Software	Customer relationships	Work in Progress	Other	Total Intangible Assets
At December 31, 2024
Gross carrying value	97	97	45	4	4	247
Less accumulated amortization	(47)	(83)	(18)	—	(2)	(150)
Net balance at December 31, 2024	50	14	27	4	2	97

At December 31, 2023
Gross carrying value	97	97	45	3	4	246
Less accumulated amortization	(42)	(82)	(17)	—	(1)	(142)
Net balance, at December 31, 2023	55	15	28	3	3	104

Amortization expense related to Intangible assets is shown in the table below:

	At December 31,
(in millions of U.S. dollar)	2024	2023	2022
Amortization expense related to intangible assets	(13)	(14)	(15)
Estimated total amortization expense related to intangible assets for the next five years is as follows:

(in millions of US Dollars)	At December 31, 2024
Year ending
2025	(13)
2026	(11)
2027	(9)
2028	(9)
2029	(8)
As of December 31, 2024 and 2023, the carrying value of Goodwill amounted to $46 million and $41 million, respectively and was mainly allocated to the P&ARP segment for $28 million.
In the year ended December 31, 2024, a $5 million goodwill was recognized as a result of the acquisition of Railtech
(refer to Note 23 - Acquisition and disposal of subsidiaries). There was no increase nor decrease of goodwill related to acquisition or disposals in 2023.
Management performed a quantitative assessment for its reporting units in the fourth quarter ended December 31, 2024.
The estimated fair value of each of the reporting units were in excess of its carrying value, resulting in no impairment of goodwill.

NOTE 14 - TRADE PAYABLES AND OTHER

	At December 31,
	2024		2023
(in millions of U.S. dollar)	Non-current	Current	Non-current	Current
Trade payables	—	959	—	1,025
Employees' entitlements	—	204	—	233
Contract liabilities and other liabilities to customers	33	65	32	68
Operating lease liabilities	95	17	107	18
Other payables	28	64	35	67
Total other	156	350	174	386
Total trade payables and other	156	1,309	174	1,411
Contract liabilities and other liabilities to customers
Contract liabilities and other liabilities to customers include deferred tooling revenue, advance payment from customers and unrecognized variable consideration which consists of expected volume rebates, discounts, incentives, refund penalties and price concessions.
Revenue related to contract liabilities and other liabilities to customers for the years 2024, 2023, and 2022 are presented in the table below:

(in millions of U.S. dollar)	2024	2023	2022
Contract liabilities and other liabilities to customers at January 1,	100	79	92
Revenue deferred from contract liabilities	65	66	70
Revenue recognized from contract liabilities	(59)	(43)	(72)
Effect of changes in foreign currency rates and other changes	(8)	(2)	(11)
Contract liabilities and other liabilities to customers at December 31,	98	100	79

NOTE 15 - DEBT
15.1 Analysis by nature

	At December 31,
	2024							2023
(in millions of U.S. dollar)	Nominal Value in Currency	Nominal rate	Effective rate	Face Value	Debt issuance costs	Accrued interest	Carrying value	Carrying value
Secured Pan-U.S. ABL (due 2029) (A)	$55	Floating	6.53%	55	—	1	56	—
Senior Unsecured Notes				—	—	—	—
Issued November 2017 and due 2026 (B)	$250	5.875%	6.26%	—	—	—	—	254
Issued November 2017 and due 2026 (B)	€400	4.250%	4.57%	—	—	—	—	447
Issued June 2020 and due 2028	$325	5.625%	6.05%	325	(3)	1	323	322
Issued February 2021 and due 2029	$500	3.750%	4.05%	500	(4)	4	500	499
Issued June 2021 and due 2029	€300	3.125%	3.41%	312	(3)	4	313	332
Issued August 2024 and due 2032 (C)	$350	6.375%	6.77%	350	(6)	9	353	—
Issued August 2024 and due 2032 (C)	€300	5.375%	5.73%	312	(5)	6	313	—
Finance lease liabilities				30	—	—	30	34
Other loans (D)				30	—	—	30	41
Total debt				1,914	(21)	25	1,918	1,929
Of which non-current							1,879	1,888
Of which current (E)							39	41
(A)For the year ended December 31, 2024, the net change in revolving credit facilities and short-term debt included mainly $55 million of proceeds under the Pan-U.S. ABL.
(B)In August 2024, Constellium SE redeemed the $250 million 5.875% Senior Notes due 2026 and the €400 million 4.250% Senior Notes due 2026. For the year ended December 31, 2023, repayments of long-term debt included the redemption of $50 million out of the
$300 million outstanding aggregate principal amount of the 5.875% Senior Notes due 2026 on July 20, 2023.
(C)In August 2024, Constellium SE issued a $350 million 6.375% Senior Note and a €300 million 5.375% Senior Note, both due 2032. For the year ended December 31, 2024, payment of debt issuance costs included the arrangement fees related to the August 2024 Senior
Notes issuance for $12 million.
(D)Other loans include $25 million of financial liabilities relating to the sale and leaseback of assets that were considered to be financing arrangements in substance.
(E)Current portion of debt include mainly accrued interest and current portions of finance leases and other long-term loans relating to the sale and leaseback of assets.
Description of credit arrangements
Pan-U.S. ABL Facility
The Pan-U.S. ABL Facility provides Ravenswood, Muscle Shoals, and Bowling Green (the “Borrowers”) a working capital facility for their respective operations. The Pan-U.S. ABL Facility matures on the earlier of (i) August 22, 2029 and (ii)
90 days prior to the maturity date of any indebtedness (other than loans under the Pan-U.S. ABL Facility) of any Borrower or any Borrower’s subsidiaries in an aggregate amount exceeding $50 million.
The available commitments thereunder are $550 million and include an accordion feature which if exercised in full, would allow the Borrowers to increase commitments by $100 million subject to additional lender commitments, borrowing base availability and certain other conditions. The Pan-U.S. ABL Facility has sublimits of $30 million for letters of credit and
$10 million for swingline loans.

This facility contains a fixed charge coverage ratio maintenance covenant along with customary affirmative and negative covenants. Evaluation of compliance with the maintenance covenant is only required if the borrowing availability falls below
10% of the aggregate revolving loan commitments.
The borrowers' obligations under this facility are, subject to certain exceptions, secured by substantially all of the assets of Ravenswood, Muscle Shoals, and Bowling Green and certain assets of the guarantors of this facility.
French Inventory Facility
At December 31, 2024, French subsidiaries Constellium Issoire S.A.S. and Constellium Neuf-Brisach S.A.S. have a
€100 million committed asset-based credit facility (the “French Inventory Facility”) in place. The Borrowers’ obligations under the French Inventory Facility are secured by possessory and non-possessory pledges of the eligible inventory of the borrowers.
This facility matures in April 2025 and was undrawn at December 31, 2024.
Senior Notes
The November 2017 Notes, the June 2020 Notes, the February 2021 Notes, the June 2021 Notes, and the August 2024
Notes are collectively, the “Senior Notes.”
The Senior Notes are senior unsecured obligations of Constellium SE and are guaranteed on a senior unsecured basis by certain of its subsidiaries.
The indentures for our outstanding Senior Notes contain customary terms and conditions, including amongst other things, limitations for certain of Constellium SE subsidiaries and/or Constellium SE on incurring or guaranteeing additional indebtedness, on paying dividends, on making other restricted payments, on incurring certain liens, on selling assets and subsidiary stock, and on merging.
Upon a change of control (as defined in the indentures governing each of the Senior Notes), Constellium SE will be required to make an offer to purchase all outstanding Notes at a price in cash equal to 101% of the principal amount of the
Notes, plus accrued and unpaid interest, if any, to the purchase date.
November 2017 Notes (Partially redeemed in November 2021 and July 2023, redeemed in August 2024)
On November 9, 2017, Constellium SE issued $500 million in aggregate principal amount of 5.875%Senior Notes due
2026 (the “2017 U.S. dollar Notes”) and €400 million in aggregate principal amount of 4.250%  Senior Notes due 2026 (the
“2017 Euro Notes” and together with the 2017 U.S. dollar Notes, the “November 2017 Notes”).
On November 25, 2021, $200 million in aggregate principal amount of the 2017 U.S. dollar Notes were redeemed. On
July 20, 2023, $50 million in aggregate principal amount of the outstanding 2017 U.S. dollar Notes were redeemed. On August
8, 2024, the outstanding November 2017 notes Constellium SE were redeemed in full at par.
June 2020 Notes
On June 30, 2020, Constellium SE issued $325 million in aggregate principal amount of 5.625% Senior Notes due 2028
(the “June 2020 Notes”). The June 2020 Notes mature on June 15, 2028.
Constellium SE may redeem the June 2020 Notes at redemption prices (expressed as a percentage of the principal amount thereof) equal to 101.406% during the 12-month period commencing on June 15, 2024, and at par on or after June 15, 2025, in each case plus accrued and unpaid interest, if any, to the redemption date.
February 2021 Notes
On February 24, 2021, Constellium SE issued $500 million in aggregate principal amount of 3.750% Sustainability-
Linked Senior Notes due 2029 (the “February 2021 Notes”). The February 2021 Notes mature on April 15, 2029.
Interest on the February 2021 Notes initially accrues at a rate of 3.750% per annum. From and including April 15, 2026, the interest rate payable on the February 2021 Notes by may be adjusted up to 4.000% per annum if Constellium fails to achieve the specified targets related to Scope 1 and 2 GHG emissions and recycled metal input.

Constellium SE may redeem the February 2021 Notes at redemption prices (expressed as a percentage of the principal amount thereof) equal to 102% during the 12-month period commencing on April 15, 2024, 101% during the 12-month period commencing on April 15, 2025, and at par on or after April 15, 2026, in each case plus accrued and unpaid interest, if any, to the redemption date.
June 2021 Notes
On June 2, 2021, Constellium SE issued €300 million in aggregate principal amount of 3.125% Sustainability-Linked
Senior Notes due 2029 (the “June 2021 Notes”). The June 2021 Notes mature on July 15, 2029.
Interest on the June 2021 Notes initially accrues at a rate of 3.125% per annum and is payable semi-annually on January
15 and July 15 of each year, beginning January 15, 2022. From and including July 15, 2026, the interest rate payable on the
June 2021 Notes may be adjusted up to 3.375% per annum if Constellium fails to achieve the specified targets related to Scope
1 and 2 GHG emissions and recycled metal input.
Constellium SE may redeem the June 2021 Notes at redemption prices (expressed as a percentage of the principal amount thereof) equal to 101.688% during the 12-month period commencing on July 15, 2024, 100.844% during the 12-month period commencing on July 15, 2025, and at par on or after July 15, 2026, in each case plus accrued and unpaid interest, if any, to the redemption date.
August 2024 Notes
On August 8, 2024, Constellium SE issued a $350 million in aggregate principal amount of 6.375% Senior Notes due
2032 (the “2024 U.S. dollar Notes”) and €300 million in aggregate principal amount of 5.375% Senior Notes due 2032 (the
“2024 Euro Notes” and together with the 2024 U.S. dollar Notes, the “August 2024 Notes”). The August 2024 Notes mature on
August 15, 2032.
Prior to August 15, 2027, Constellium SE may redeem some or all of the August 2024 Notes at a price equal to 100% of the principal amount of the August 2024 Notes redeemed plus accrued and unpaid interest, if any, to the redemption date plus a
“make-whole” premium.
Constellium SE may redeem the 2024 U.S. dollar Notes at redemption prices (expressed as a percentage of the principal amount thereof) equal to 103.188% during the 12-month period commencing on August 15, 2027, 101.594% during the 12-
month period commencing on August 15, 2028, and at par on or after August 15, 2029, in each case plus accrued and unpaid interest, if any, to the redemption date.
Constellium SE may redeem the 2024 Euro Notes at its option at redemption prices (expressed as a percentage of the principal amount thereof) equal to 102.6875% during the 12-month period commencing on August 15, 2027, 101.34375%
during the 12-month period commencing on August 15, 2028, and at par on or after August 15, 2029, in each case plus accrued and unpaid interest, if any, to the redemption date.
15.2 Fair values of Senior Notes
The carrying value of the Group’s Senior Notes at maturity is the redemption value.
The fair values of Constellium SE Senior Notes issued in June 2020, February 2021, June 2021 and August 2024, based on quoted prices, was 98%, 90.6%, 95.2% and 99.4% respectively of the nominal value and amounted to $319 million, $453 million, $297 million and $658 million, respectively, at December 31, 2024.
The fair value amounts for all Senior Notes were classified in Level 2 of the fair value hierarchy (refer to Note 16 for further information regarding valuation hierarchy).

15.3 Securities against borrowings and covenants
Assets pledged as security
Constellium has pledged certain assets as collateral against certain of its borrowings (See description of credit arrangements in
Note 15.1 above).
Also, lease liabilities are generally secured as the rights to the leased assets recognized in the financial statements revert to the lessor in the event of default.
Covenants
The Group was in compliance with all applicable debt covenants at and for the years ended December 31, 2024 and 2023.
15.4 Future maturities of debt
Principal repayments requirements for debt over the next five years and thereafter, excluding finance leases which are disclosed in Note 12 - Leases, are as follows:

(in millions of U.S. dollar)	At December 31, 2024
Year ending
2025	6
2026	4
2027	4
2028	328
2029	869
Thereafter	672
Total undiscounted cash flows	1,883

NOTE 16 - FINANCIAL INSTRUMENTS
16.1 Fair values of financial instruments
All derivatives are presented at fair value in the Consolidated Balance Sheets:

	At December 31,
	2024			2023
(in millions of U.S. dollar)	Non- current	Current	Total	Non- current	Current	Total

Derivatives that qualify for hedge accounting
Currency commercial derivatives	—	—	—	1	1	2
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	—	5	5	1	10	11
Currency net debt derivatives	—	1	1	—	2	2
Energy derivatives	1	—	1	—	—	—
Metal derivatives	1	18	19	1	20	21
Fair value of derivatives instruments - assets	2	24	26	3	33	36

Derivatives that qualify for hedge accounting
Currency commercial derivatives	13	9	22	2	7	9
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	7	17	24	2	9	11
Energy derivatives	—	2	2	4	9	13
Metal derivatives	1	5	6	1	12	13
Fair value of derivatives instruments - liabilities	21	33	54	9	37	46
The fair values of trade receivables, other financial assets and liabilities approximate their carrying values, as a result of their liquidity or short maturity and the fair value of Senior Notes are disclosed in Note 15.2 Fair values of Senior Notes.
16.2 Valuation hierarchy
The following table provides an analysis of financial instruments measured at fair value, grouped into levels based on the degree to which the fair value is observable:
•Level 1 is based on a quoted price (unadjusted) in active markets for identical financial instruments. Level 1 includes aluminum, copper and zinc futures that are traded on the LME.
•Level 2 is based on inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly (i.e. prices) or indirectly (i.e. derived from prices). Level 2 includes foreign exchange derivatives, natural gas derivatives, silver derivatives and premium derivatives. The present value of future cash flows based on the forward or on the spot exchange rates at the balance sheet date is used to value foreign exchange derivatives.
•Level 3 is based on inputs for the asset or liability that are not based on observable market data (unobservable inputs). Trade receivables are classified as a Level 3 measurement under the fair value hierarchy.

	At December 31,
	2024				2023
(in millions of U.S. dollar)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value of derivatives instruments - assets	12	14	—	26	19	17	—	36
Fair value of derivatives instruments - liabilities	5	49	—	54	7	39	—	46

There was no material transfer of asset and liability categories into or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2024 and 2023.
16.3 Foreign exchange risk
Foreign exchange risk is the risk that the fair value or future cash flows of an exposure will fluctuate because of changes in foreign exchange rates.
Net assets, earnings and cash flows are influenced by multiple currencies due to the geographic diversity of sales and the countries in which the Group operates.
Constellium has the following foreign exchange risk: i) transaction exposures, which include commercial transactions related to forecasted sales and purchases and on-balance sheet receivables/payables resulting from such transactions and financing transactions related to external and internal net debt, and ii) translation exposures, which relate to net investments in foreign entities that are converted in U.S. dollar amounts in the Consolidated Financial Statements.
Foreign exchange impacts related to the translation of net investments in non-USD functional currency subsidiaries from functional currency to U.S. dollar, and of the related revenue and expenses, are not hedged as the Group operates in these various countries on a permanent basis except as described below.
i. Commercial transaction exposures
The Group policy is to hedge committed and highly probable forecasted foreign currency operational transactions. The
Group uses foreign exchange forwards and foreign exchange swaps for this purpose.
The following tables outline the nominal value (converted to millions of U.S. dollar at the closing rate) of forward derivatives for Constellium’s most significant foreign exchange exposures at December 31, 2024.

Sold currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2029	441	447
CHF	2025-2027	56	2
CZK	2025	2	—
Other currencies	2025-2026	10	—

Purchased currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2026	131	5
CHF	2025-2028	102	16
CZK	2025-2026	88	32
Other currencies	2025	1	—
The Group has agreed to supply a major customer with fabricated metal products from a Euro functional currency entity and invoices in U.S. dollar. These amounts are then consolidated in the financials in U.S. dollar. The Group has entered into significant foreign exchange derivatives that matched related highly probable future conversion sales. The Group designates these derivatives for hedge accounting, with a total nominal amount of $410 million and $209 million at December 31, 2024 and December 31, 2023 respectively, with maturities ranging from 2025 to 2029. Changes in the fair value of cash flow hedges are reported by the Group as a component of Accumulated other comprehensive income, net of tax and reclassified into earnings when the forecasted transaction affects earnings.

The table below details the effect of foreign currency derivatives in the Consolidated Income Statement, the Consolidated
Statement of Cash Flows and the Consolidated Statement of Comprehensive Income:

		Year ended December 31,
(in millions of U.S. dollar)	Notes	2024	2023	2022
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized (losses) / gains on foreign currency derivatives - net (A)	5	(10)	18	(1)
Unrealized (losses) / gains on foreign currency derivatives - net (B)	5	(20)	(14)	8
Derivatives that qualify for hedge accounting
Included in Other comprehensive income
Unrealized (losses) / gains on foreign currency derivatives - net		(23)	1	(16)
Gains reclassified from cash flow hedge reserve to the Consolidated Income Statement		11	6	8
Included in Revenue (C)
Realized losses on foreign currency derivatives - net (A)	5	(10)	(7)	(8)
Unrealized (losses) / gains on foreign currency derivatives - net	5	(1)	1	—
(A)Commercial derivatives settled during the year are presented in net cash flows from operating activities in the Consolidated Statement of Cash Flows.
(B)Gains or losses on the hedging instruments are expected to offset losses or gains on the underlying hedged forecasted sales that will be reflected in future years when these sales are recognized.
(C)Changes in fair value of derivatives that qualify for hedge accounting are included in revenue when the related customer invoices are issued.
ii. Financing transaction exposures
When the Group enters into intercompany loans and deposits, the financing is generally provided in the functional currency of the subsidiary. The foreign currency exposure of the Group’s external funding and liquid assets is systematically hedged either naturally through intercompany foreign currency loans and deposits or through foreign currency derivatives.
At December 31, 2024, the net hedged position related to long-term and short-term loans and deposits in U.S. dollar included a forward sale of $201 million versus the Euro using simple foreign exchange forward contracts.

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Derivatives that do not qualify for hedge accounting
Included in Finance costs - net
Realized gains on foreign currency derivatives - net (A)	13	5	2
Unrealized (losses) / gains on foreign currency derivatives - net	(2)	2	(1)
Total	11	7	1
(A)Net debt derivatives settled during the year are presented in Other financing activities in the Consolidated Statement of Cash Flows.
Total realized and unrealized gains or losses on foreign currency derivatives are expected to partially offset the net foreign exchange result related to financing activities, both included in Finance costs - net.

16.4 Commodity price risk
The Group is subject to the effects of market fluctuations in the price of aluminum, which is the Group’s primary metal input and a significant component of its output. The Group is also exposed to variation in regional premiums and in the price of zinc, natural gas, silver and copper, and other alloying metals, to a lesser extent.
The Group policy is to minimize exposure to aluminum price volatility by passing through the aluminum price risk to customers and using derivatives where necessary. For most of its aluminum price exposure, sales and purchases of aluminum are converted to be on the same floating basis and then the same quantities are bought and sold at the same market price.
Temporary increases in inventory, to the extent material, are sold forward to the expected sales date to ensure the price paid for the metal will be redeemed when it is sold.
The Group also purchases copper, aluminum premium, silver and zinc derivatives to offset the commodity exposure where sales contracts have embedded fixed price agreements for these commodities.
In addition, the Group purchases natural gas fixed price derivatives to lock in energy costs where a fixed price purchase contract is not possible.
At December 31, 2024, the nominal amount of commodity derivatives is as follows:

(in millions of U.S. dollar)	Maturity	Less than 1 year	Over 1 year
Metal	2025-2027	415	31
Natural gas	2025-2027	12	18
The value of the contracts will fluctuate due to changes in market prices but our hedging strategy helps protect the
Group’s margin on future conversion and fabrication activities. At December 31, 2024, these contracts were directly entered into with external counterparties.
The Group does not apply hedge accounting on commodity derivatives and therefore mark-to-market movements are recognized in Other gains and losses - net.

	Year ended December 31,
(in millions of U.S. dollar)	2024	2023	2022
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on commodities derivatives - net (A)	22	(68)	(7)
Unrealized gains / (losses) on commodities derivatives - net	19	11	(56)
(A)Commodity derivatives settled during the year are presented in net cash flows from operating activities in the Consolidated Statement of Cash Flows.

NOTE 17 - PENSION AND OTHER POST-EMPLOYMENT BENEFIT OBLIGATIONS
The Group has a number of pension, other post-employment benefits and other long-term employee benefit plans. Some of these plans are defined contribution plans and some are defined benefit plans, with assets held in separate trustee-
administered funds. Benefits paid through pension trusts are sufficiently funded to ensure the payment of benefits to retirees when they become due.
Actuarial valuations are reflected in the Consolidated Financial Statements as described in Note 1 - General information and summary of significant accounting policies.
17.1 Description of defined benefits plans
Pension plans
Constellium’s pension obligations are in the U.S., Switzerland, Germany and France. Pension benefits are generally based on the employee’s service and highest average eligible compensation before retirement and are periodically adjusted for cost of living increases, either by company practice, collective agreement or statutory requirement. Benefit plans in the U.S.,
Switzerland and France are funded in accordance with applicable requirements in their respective jurisdictions.
Other post-employment benefits (OPEB)
The Group provides healthcare and life insurance benefits to retired employees and in some cases to their beneficiaries and covered dependents, mainly in the U.S. Eligibility for coverage depends on certain age and service criteria. These benefit plans are unfunded.
Other long-term employee benefits
Other long-term employee benefits mainly include jubilees in France, Germany and Switzerland and other long-term disability benefits in the U.S. These benefit plans are unfunded.
17.2 Actuarial assumptions
Pension and other post-employment benefit obligations were updated based on the discount rates applicable at December
31, 2024.

	At December 31,
	2024			2023			2022
	Rate of increase in salaries	Discount rate	Expected return rate (A)	Rate of increase in salaries	Discount rate	Expected return rate (A)	Rate of increase in salaries	Discount rate	Expected return rate (A)
Pension	2.13%	3.09%	4.27%	2.23%	3.11%	4.40%	2.28%	3.65%	3.42%
OPEB	4.00%	5.46%	n/a	4.00%	4.82%	n/a	3.97%	4.98%	n/a
(A)Expected return rates applicable at beginning of year.
For both pension and healthcare plans, the post-employment mortality assumptions allow for future improvements in life expectancy.
The other financial assumptions used for retirement plans in France and Germany is the rate of increase in pensions which amounted to 2.00% at December 31, 2024, 2023 and 2022.
The other main financial assumptions used for the OPEB healthcare plans, which are predominantly in the United States were:
•Medical trend rate for pre-65 salaried healthcare plans: 8.60% starting in 2025 decreasing gradually to 5.35% in
2033 and stable onwards,

•Claims costs based on Company experience.
17.3 Amounts recognized in the Consolidated Balance Sheets

	At December 31,
	2024			2023
(in millions of U.S. dollar)	Pension Benefits	OPEB and Other Benefits	Total	Pension Benefits	OPEB and Other Benefits	Total
Present value of funded obligation	664	—	664	720	—	720
Fair value of plan assets	(520)	—	(520)	(539)	—	(539)
Deficit of funded plans	144	—	144	181	—	181
Present value of unfunded obligation	109	144	253	115	159	274
Net liability arising from defined benefit obligation	253	144	397	296	159	455

of which non-current	245	130	375	288	143	431
of which current	8	14	22	8	16	24

17.4 Net periodic pension and other postretirement benefits cost

	Year ended December 31,
	2024		2023		2022
(in millions of U.S. dollar)	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits
Current service cost	(18)	(4)	(16)	(6)	(21)	(8)
Interest cost	(24)	(7)	(27)	(7)	(14)	(7)
Expected return on plan assets	22	—	26	—	20	—
Immediate recognition of gains arising over the year	—	—	—	(1)	—	5
Amortization of past service (cost) / gain	2	10	2	10	2	3
Amortization of net actuarial (loss) / gain	(2)	1	1	1	(2)	(1)
Curtailment and settlements	—	—	—	—	—	—
Total net pension and other long-term benefit cost	(20)	—	(14)	(3)	(15)	(8)

17.5 Movement in net defined benefit obligations

	Year ended December 31, 2024
	Defined benefit obligations			Plan assets	Net defined benefit liability
(in millions of U.S. dollar)	Pension benefits	OPEB and Other Benefits	Total
At January 1, 2024	835	159	994	(539)	455
Included in the Consolidated Income Statement
Current service cost	18	4	22	—	22
Interest cost / (income)	24	7	31	(22)	9
Immediate recognition of gains arising over the year	—	—	—	—	—
Included in the Statement of Comprehensive Income
Remeasurements due to:
—actual return less interest on plan assets	—	—	—	(9)	(9)
—changes in financial assumptions	(9)	(7)	(16)	—	(16)
—changes in demographic assumptions	—	—	—	—	—
—experience (gains)/ losses	7	(2)	5	—	5
Effects of changes in foreign exchange rates	(38)	(1)	(39)	22	(17)
Included in the Consolidated Statement of Cash Flows
Benefits paid	(45)	(16)	(61)	37	(24)
Settlement	(24)	—	(24)	24	—
Contributions by the Group	—	—	—	(28)	(28)
Contributions by the plan participants	5	—	5	(5)	—
At December 31, 2024	773	144	917	(520)	397

	Year ended December 31, 2023
	Defined benefit obligations			Plan Assets	Net defined benefit liability
(in millions of U.S. dollar)	Pension benefits	OPEB and Other Benefits	Total
At January 1, 2023	758	164	922	(492)	430
Included in the Consolidated Income Statement
Current service cost	16	6	22	—	22
Interest cost / (income)	27	7	34	(26)	8
Immediate recognition of gains arising over the year	—	1	1	—	1
Included in the Statement of Comprehensive Income
Remeasurements due to:
—actual return less interest on plan assets	—	—	—	(5)	(5)
—changes in financial assumptions	35	2	37	—	37
—changes in demographic assumptions	—	—	—	—	—
—experience (gains)/ losses	4	(5)	(1)	—	(1)
Past service cost	(1)	—	(1)	—	(1)
Effects of changes in foreign exchange rates	36	1	37	(28)	9
Included in the Consolidated Statement of Cash Flows
Benefits paid	(42)	(16)	(58)	39	(19)
Contributions by the Group	—	—	—	(22)	(22)
Contributions by the plan participants	5	—	5	(5)	—
Disposed of through business combination	(3)	(1)	(4)	—	(4)
At December 31, 2023	835	159	994	(539)	455
Movements in net defined benefit obligations reported in Other Comprehensive Income in the years ended December 31,
2024 and 2023, primarily reflected the impact of changes in discount rates (see note 17.2 Actuarial assumptions), the difference between actual returns and interest on plan assets and the impact of changes in foreign exchange rates. The amount of remeasurements included in AOCI expected to be recognized in net income in the following year is $14 million.
17.6 Plan asset categories
Investment policies and strategies
The assets of the Group’s pension plans are managed to meet the future expected benefit liabilities of the plans over the long term by investing in diversified portfolios. The assets are managed by professional investment firms. The Group’s overall investment strategy is to achieve target allocations for pension assets of 22% to 33% for equity, 42% to 56% for fixed income,
10% to 22% for property, and 3% to 9% for other investments. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.
The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Group’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the Group’s expectations for returns over an extended period of time. The
Group’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports its long-term expected return assumptions. Expected return rates for the years ended December 31, 2024,  2023 and 2022 are presented in Note 17.2 Actuarial assumptions.

As of December 31, 2024 and 2023 all of the plan assets were measured at fair value using the net asset value (or its equivalent) except as noted and consisted of the following:

	At December 31,
(in millions of U.S. dollar)	2024		2023
Cash & cash equivalents		4		6
Equities		143		150
Fixed income		253		263
Property		86		85
Other		34		35
Total fair value of plan assets		520		539
17.7 Cash flows
Expected contributions to pension and OPEB and other long-term benefit plans amount to $30 million and $14 million, respectively, for the year ending December 31, 2025.
Future benefit payments expected to be paid either by pension funds or directly by the Group to beneficiaries are as follows:

	Estimated benefits payments
(in millions of U.S. dollar)	Pensions	OPEB and Other Benefits
Year ended December 31,
2025	43	14
2026	42	14
2027	44	13
2028	47	12
2029	50	12
2030 to 2034	242	55
The weighted-average maturity of the defined benefit obligations was 11.7 years and 11.5 years, for the years ended
December 31, 2024 and 2023.

NOTE 18 - PROVISIONS

	At December 31,
	2024		2023
(in millions of U.S. dollar)	Current	Non current	Current	Non current
Close down and environmental remediation costs	13	79	11	84
Restructuring costs	3	1	—	—
Legal claims and other costs	9	11	10	14
Total provisions	25	91	21	98
Close down, environmental and remediation costs
The Group records provisions for the estimated present value of the costs of its environmental clean-up obligations and close down and restoration efforts based on the net present value of estimated future costs of the dismantling and demolition of infrastructure and the removal of residual material of disturbed areas.
These provisions are expected to be settled over the next 40 years depending on the nature of the disturbance and the technical remediation plans.
Legal claims and other costs

	At December 31,
(in millions of U.S. dollar)	2024	2023
Litigation	11	15
Disease claims (A)	9	9
Total provisions for legal claims and other costs	20	24
(A)Since the early 1990s, certain activities of the Group’s businesses have been subject to claims and lawsuits in France relating to occupational diseases resulting from alleged asbestos exposure, such as mesothelioma and asbestosis. It is not uncommon for the investigation and resolution of such claims to go on over many years as the latency period for developing such diseases is typically between 25 and 40 years. For any such claim, it is up to the social security authorities in each jurisdiction to determine if a claim qualifies as an occupational illness claim. If so determined, the Group must settle the case or defend its position in court. At December
31, 2024, six cases in which gross negligence is alleged (“faute inexcusable”) are outstanding (seven at December 31, 2023), the average amount per claim being around $0.4 million. The average settlement amount per claim over the past five years was less than
$0.5 million. It is not anticipated that the resolution of such litigation and proceedings will have a material effect on the future results from continuing operations, financial position, or cash flows of the Group.
Contingencies
The Group is involved, and may become involved, in various lawsuits, claims and proceedings relating to customer claims, product liability, employee and retiree benefit matters and other commercial matters. The Group records provisions for pending litigation matters when it determines that it is probable that an outflow of resources will be required to settle the obligation, and such amounts can be reasonably estimated. In some proceedings, the issues raised are or can be highly complex and subject to significant uncertainties and amounts claimed are and can be substantial. As a result, the probability of loss and an estimation of damages are and can be difficult to ascertain.
Concentration of risk
As of December 31, 2024, approximately 50% of U.S. employees were covered by collective bargaining agreements.
These agreements are negotiated on site, regionally or on a national level, and are of different durations.
For the year ended December 31, 2024, no extension to our current collective bargaining agreement and no new collective bargaining agreements were negotiated or ratified.

NOTE 19 - SHARE CAPITAL
Share capital amounted to €2,936,397.68 at December 31, 2024, divided into 146,819,884 ordinary shares, each with a nominal value of €2 cents and fully paid-up. All shares are of the same class and except for treasury shares have the right to one vote each.

		(in millions of U.S. dollar)
	Number of shares	Ordinary shares	Additional paid in capital
At January 1, 2024	146,819,884	4	513
At December 31, 2024 (A)	146,819,884	4	513
(A)Including 3,296,576 treasury shares at December 31, 2024.
NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the change in the components of accumulated other comprehensive loss, excluding non-
controlling interests, for the periods presented:

(in millions of U.S. dollar)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive (loss) / income
At January 1, 2024	80	(5)	(75)	—
Other comprehensive income / (loss) before reclassification	13	(20)	(9)	(16)
Amounts reclassified from accumulated other comprehensive loss to the income statement	(9)	11	—	2
At December 31, 2024	84	(14)	(84)	(14)

(in millions of U.S. dollar)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2023	115	(10)	(69)	36
Other comprehensive income / (loss) before reclassification	(23)	(1)	2	(22)
Amounts reclassified from accumulated other comprehensive loss to the income statement	(11)	6	—	(5)
Amounts from disposal of entities reclassified to the income statement	(1)	—	(8)	(9)
At December 31, 2023	80	(5)	(75)	—

(in millions of U.S. dollar)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2022	(46)	(4)	(73)	(123)
Other comprehensive income / (loss) before reclassification	162	(14)	4	152
Amounts reclassified from accumulated other comprehensive loss to the income statement	(1)	8	—	7
At December 31, 2022	115	(10)	(69)	36

NOTE 21 - COMMITMENTS
Non-cancellable lease commitments
Non-cancellable lease commitments relating to the future aggregate minimum lease payments under non-cancellable leases not recognized as lease liabilities amounted to $12 million and $11 million at December 31, 2024 and 2023, respectively.
Tangible and intangible asset commitments
Contractual commitments for the acquisition of Property, Plant and Equipment amounted to $147 million and $168 million at December 31, 2024 and 2023, respectively.
NOTE 22 - SHARE-BASED COMPENSATION
Description of the plans
The Group’s share-based compensation plan is the Constellium SE 2013 Equity Incentive Plan (the “Plan”). The principal purposes of the Plan are to focus its officers and employees on business performance to help create shareholder value, to encourage innovative approaches to the business of the Group and to encourage ownership of its ordinary shares by officers and employees. The Plan is also intended to recognize and retain our key employees needed to sustain and ensure our future and business competitiveness.
The Plan was approved by the Company’s Board of Directors in 2013 and provides for a variety of awards, including
Performance-Based Restricted Stock Units (PSUs) and Restricted Stock Units (RSUs). The shareholders meeting of the
Company held on May 11, 2021 authorized the free allocation of 6,800,000 shares (existing or to be issued) under the Plan (this authorization expired on July 10, 2024). The shareholders meeting of the Company held on May 2, 2024, authorized the free allocation of 6,000,000 shares (existing or to be issued) under the Plan. This shareholders’ authorization is valid until July 1,
2027.
Performance-Based Restricted Stock Units (equity-settled)
The Company has periodically granted PSUs to selected employees of the Group and to the Chief Executive Officer.
These units vest after three years from the grant date if the following conditions are met:
•A vesting condition under which the beneficiaries must be continuously employed by or at the service of the
Group through the end of the vesting period; and
•A performance condition, contingent on the TSR performance of Constellium shares over the vesting period compared to the TSR of specified indices. PSUs will ultimately vest based on a vesting multiplier which ranges from 0% to 200%.
The PSUs granted in April 2019 achieved a TSR performance of 200%. These PSUs vested in April 2022 and 1,849,268 shares were delivered to beneficiaries.
The PSUs granted in April 2020 achieved a TSR performance of 174%. These PSUs vested in April 2023 and 1,701,233 shares were delivered to beneficiaries.
The PSUs granted in May 2021 achieved a TSR performance of 152%. These PSUs vested in May 2024 and 864,792 shares were delivered to beneficiaries.
During the year ended December 31, 2024, the Company granted 600,268 PSUs to selected employees of the Group and to the Chief Executive Officer. The fair value of PSU awards with performance and service conditions is estimated using the value of Constellium SE’s ordinary shares on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.

The following table lists the inputs to the valuation model used for the PSUs granted during the year ended December 31,
2024 and 2023 respectively:

	2024 PSUs	2023 PSUs
Fair value at grant date (in dollars)	27.14	22.73
Share price at grant date (in dollars)	19.82	16.06
Dividend yield	—	—
Expected volatility (A)	44%	67%
Risk-free interest rate (US government bond yield)	4.46%	4.56%
Model used	Monte Carlo	Monte Carlo
(A)Volatilities for the Company and companies included in indices were estimated based on observed historical volatilities over a period equal to the PSU vesting period.
Restricted Stock Units (equity-settled)
The Company has periodically granted RSUs to selected employees of the Group and to the Chief Executive Officer. These
units vest after three years from the grant date if the beneficiaries remain continuously employed by or at the service of the
Group through the end of the vesting period.
During the year ended December 31, 2024, the Company granted 545,477 RSUs to selected employees of the Group and the
Chief Executive Officer subject to the beneficiaries remaining continuously employed by or at the service of the Group from the grant date to the end of the three-year vesting period. The fair value of the RSUs awarded is $19.82, being the quoted market price at grant date.
Expense recognized during the year
The fair value of the award is determined based on the price of the Company’s ordinary shares on the grant date and the related share-based compensation expense is recognized over the vesting period on a straight-line basis.The total share-based compensation for the year ended December 31, 2024, 2023 and 2022 amounted to $25 million, $22 million and $18 million, respectively.
Movement of potential shares

	Performance-Based RSU		Restricted Stock Units
	Potential Shares	Weighted-Average Grant-Date Fair Value per Share	Potential Shares	Weighted-Average Grant-Date Fair Value per Share
At January 1, 2024	1,797,179	$24.95	1,664,370	$17.17
Granted (A)	600,268	$27.14	545,477	$19.82
Over-performance (B)	297,335	$26.58	—	$—
Vested	(864,792)	$26.58	(473,952)	$16.91
Forfeited (C)	(49,157)	$24.80	(68,084)	$17.85
At December 31, 2024	1,780,833	$25.18	1,667,811	$18.08
(A)For PSUs, the number of potential shares granted is presented using a vesting multiplier of 100%.
(B)When the achievement of TSR performance exceeds the vesting multiplier of 100%, the additional potential shares are presented as over-performance shares.
(C)For potential shares related to PSUs, 49,157 were forfeited following the departure of certain beneficiaries and none were forfeited in relation to the  non-fulfilment of performance conditions.
During the year ended December 31, 2023, the Company granted 701,976 RSUs and 701,945 PSUs with a grant fair value of $16.13 and $22.73, respectively. During the year ended December 31, 2022, the Company granted 556,360 RSUs and
603,023 PSUs with a grant fair value of $18.81 and $26.05, respectively.

Fair values of vested RSUs and PSUs amounted to $21 million for the year ended December 31, 2024, and $11 million,
$16 million for the years ended December 31, 2023 and 2022, respectively. They are excluded from the Statement of Cash flows as non-cash financing activities.
As of December 31, 2024, unrecognized compensation expense related to the RSUs was $12 million, which will be recognized over the remaining weighted average vesting period of 1.8 years and unrecognized compensation expense related to the PSUs was $18 million, which will be recognized over the remaining weighted average vesting period of 1.8 years.
NOTE 23 - ACQUISITION AND DISPOSAL OF SUBSIDIARIES
On August 29, 2024, the Group acquired a 51% controlling interest in Railtech Alu-Singen (“RAS”) located in France and part of Automotive Structures & Industry segment, an entity in which Constellium already held a non-controlling interest. The transaction price was a cash consideration of $3 million. Net of cash & cash equivalent acquired of $6 million, the transaction amounted to a positive cash-flow of $3 million. As a result of the transaction, a goodwill of $5 million was recognized as of
September 30, 2024 since our previous non-controlling interests were revalued resulting in a $3 million gain recognized in other gains and losses.
On September 29, 2023, the Group disposed of its interest in its subsidiary Constellium Extrusions Deutschland GmbH
("CED"), which was classified as held for sale in the June 30, 2023 Consolidated Financial Statements. The Group received a total cash consideration of $54 million for net assets at the date of disposal of $5 million. The disposal of CED generated a
$47 million gain net of transaction costs and the proceeds net of cash disposed amounted to $51 million.
On February 2, 2023, the Group disposed of its interest in its subsidiary Constellium Ussel S.A.S. The Group received cash consideration of $2 million for net assets at the date of disposal of $4 million. The disposal of Constellium Ussel S.A.S., after transaction costs, generated a $3 million loss and the proceeds net of cash disposed amounted to $0.3 million.
NOTE 24 - SUBSEQUENT EVENTS
No material subsequent events identified.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, as of such date, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
The management of the Company, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of
1934, as amended, Rule 13a-15(f).
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the
U.S. Generally Accepted Accounting Principles (U.S. GAAP) as issued by the Financial Accounting Standards Board (FASB).
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Constellium’s management has assessed the effectiveness of the Company’s internal controls over financial reporting as of
December 31, 2024, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on such criteria, Constellium’s management has concluded that, as of December 31, 2024, the Company´s internal control over financial reporting is effective.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by
PricewaterhouseCoopers Audit, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, we have not made any change to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2024, none of our executive officers or directors adopted, terminated, or modified a Rule 10b5-1 equity trading plan, or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Explanatory Note
Although, as a foreign private issuer, Constellium SE is not required to do so, in connection with its election to begin filing its periodic and current reports on Forms 10-K, 10-Q and 8-K instead of the reporting forms available to foreign private issuers,
Constellium SE has voluntarily elected to include under this Item 9B a description of certain material definitive agreements not made in the ordinary course which were entered into or amended during the year covered by this Form 10-K. Constellium SE has also elected to file these and certain other material definitive agreements together with this Annual Report. Such agreements are filed as exhibits to this Annual Report.
Amended Pan-U.S. ABL Facility
On June 21, 2017, Constellium Rolled Products Ravenswood, LLC ("Ravenswood") and Constellium Muscle Shoals LLC
(f/k/a Wise Alloys LLC) ("Muscle Shoals"), entered into an asset-based revolving credit facility (as amended, supplemented or otherwise modified, the "Pan-U.S. ABL Facility"), with the lenders from time to time party thereto, and Wells Fargo Bank,
National Association as administrative agent (the "Administrative Agent") and collateral agent. On February 20, 2019,
Constellium Bowling Green LLC (“Bowling Green” and, together with Ravenswood and Muscle Shoals, the “Borrowers”)
joined the Pan-U.S. ABL Facility as one of the Borrowers. On August 22, 2024, we amended the Pan-U.S. ABL Facility to (i)
increase the available commitments thereunder to $550 million and (ii) make certain other changes to the covenants, terms and/
or conditions thereof.
The Pan-U.S. ABL Facility provides the Borrowers with a working capital facility for their respective operations. The Pan-
U.S. ABL Facility has sublimits of $30 million for letters of credit and $10 million for swingline loans. It also includes an accordion feature which if exercised in full, would allow the Borrowers to increase commitments by $100 million subject to additional lender commitments, borrowing base availability and certain other conditions.
The Pan-U.S. ABL Facility matures on the earlier of (i) August 22, 2029 and (ii) 90 days prior to the maturity date of any indebtedness (other than loans under the Pan-U.S. ABL Facility) of any Borrower or any Borrower’s subsidiaries in an aggregate amount exceeding $50 million (but excluding for this purpose the indebtedness of Borrowers pursuant to their guarantees of the existing unsecured Senior Notes issued by Constellium SE) (the "Pan-U.S. ABL Maturity Date").
Interest for revolving facility loans under the Pan-U.S. ABL Facility is calculated, at the applicable Borrower’s election, based on either TERM SOFR (as defined in the agreement) or base rate. The Borrowers are required to pay a commitment fee on the unused portion of the Pan-U.S. ABL Facility of 0.25% or 0.375% per annum.
Subject to customary "breakage" costs with respect to Term SOFR loans, borrowings of revolving loans under the Pan-U.S.
ABL Facility may be repaid from time to time without premium or penalty.
The Borrowers’ obligations under the Pan-U.S. ABL Facility are guaranteed by Constellium International S.A.S.,
Constellium US Holdings I, LLC, and certain of its subsidiaries and are, secured by substantially all assets of the Borrowers
(subject to certain exceptions (including real property)) and certain assets of the guarantors.
The Pan-U.S. ABL Facility contains customary terms and conditions, including, among other things, negative covenants limiting the ability of the Borrowers and their respective material subsidiaries to incur debt, grant liens, enter into sale and lease-back transactions, make investments, loans and advances (including to other Constellium group companies), make acquisitions, sell assets, pay dividends and other restricted payments, prepay certain debt, merge, consolidate or amalgamate and engage in affiliate transactions.
The Pan-U.S. ABL Facility also contains a financial maintenance covenant that provides that at any time during which borrowing availability thereunder is below 10% of the aggregate commitments under the Pan-U.S. ABL Facility, the Borrowers will be required to maintain a minimum fixed charge coverage ratio with respect to the Company and its subsidiaries of 1.0 to
1.0, calculated on a trailing twelve-month basis.
The Pan-U.S. ABL Facility also contains customary events of default.
For further details, see Note 15 - Debt to our audited Consolidated Financial Statements.

August 2024 Notes
On August 8, 2024, the Company completed a private offering (the "August 2024 Notes Offering") of $350 million in aggregate principal amount of 6.375% Senior Notes due 2032 (the “2024 U.S. Dollar Notes”) and €300 million in aggregate principal amount of 5.375% Senior Notes due 2032 (the "2024 Euro Notes" and together with the 2024 U.S. Dollar Notes, the
"August 2024 Notes") pursuant to indentures among the Company, the guarantors party thereto, and Deutsche Bank Trust
Company Americas, as trustee. The Company used the net proceeds from the August 2024 Notes Offering, together with cash on hand, to fund the redemption for all of the outstanding (i) 5.875% Senior Notes due 2026 in an aggregate principle amount of $250 million and (ii) 4.250% Senior Notes due 2026 in an aggregate principle amount of €400 million (and to pay related fees and expenses).
The 2024 Euro Notes bear interest at a rate of 5.375% per annum and the 2024 U.S. Dollar Notes bear interest at a rate of
6.375% per annum, payable semiannually in arrears. The August 2024 Notes are senior unsecured obligations of Constellium
SE and are guaranteed on a senior unsecured basis by certain of its subsidiaries.
The indentures governing the August 2024 Notes contain customary terms and conditions, including, among other things, negative covenants limiting the ability of the Company and/or its restricted subsidiaries’ ability to incur debt, grant liens, enter into sale and lease-back transactions, make investments, loans and advances, make acquisitions, sell assets, pay dividends and other restricted payments, prepay certain debt, merge, consolidate or amalgamate and engage in affiliate transactions. The
August 2024 Notes may be redeemed at the Company's option at specified redemption prices and in the event of a Qualified
Equity Offering, and are subject to a mandatory offer to purchase upon a Change of Control Event, as further detailed in each indenture governing the August 2024 Notes.
The indentures governing the August 2024 Notes also contain customary events of default.
For further details, see Note 15 - Debt to our audited Consolidated Financial Statements.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
According to the Articles of Association, our Board of Directors is composed of natural or legal persons between 3 and 18 in number, appointed by our shareholders at the Annual General Meeting.
The following table provides biographical information (by date of appointment, other than for our Chairman), of the members of our Board of Directors as of the date of this Annual Report (ages are given as of February 28, 2025).

Name	Age	Position	Date of Appointment	Current Term
Jean-Christophe Deslarzes	61	Chairman	May 11, 2021	2024-2027
Michiel Brandjes	70	Director	June 11, 2014	2023-2026
John Ormerod	76	Director	June 11, 2014	2023-2026
Lori A. Walker	67	Director	June 11, 2014	2022-2025
Martha Brooks	65	Director	June 15, 2016	2022-2025
Jean-Marc Germain	59	Director and also CEO	June 15, 2016	2023-2026
Isabelle Boccon-Gibod	56	Director	May 11, 2021	2024-2027
Jean-Philippe Puig	64	Director	May 11, 2021	2024-2027
Jean-François Verdier	61	Employee Director	December 1, 2021	2024-2027
Wiebke Weiler	40	Employee Director	December 1, 2021	2024-2027
Emmanuel Blot	39	Director	June 10, 2022	2022-2025
Pursuant to an amended and restated shareholders agreement between the Company and Bpifrance Participations S.A. (f/k/
a Fonds Stratégique d’Investissement) ("BPI"), except as otherwise required by applicable law, BPI will be entitled to designate for binding nomination one director to our Board of Directors so long as its percentage ownership interest is equal to or greater than 4% or it continues to hold all of the ordinary shares it subscribed for at the closing of the acquisition (such share number adjusted for the pro rata share issuance). Mr. Blot was designated by BPI as its nominee and was thereafter appointed by the shareholders to serve as a director of the Company.
Business Experience of Directors
The name, principal occupation for the last five years, selected biographical information and the period of service of our directors are set forth below.
Jean-Christophe Deslarzes. Mr. Deslarzes has served as a non-executive director since May 2021 and as Chairman of our
Board of Directors since June 2022. Mr. Deslarzes has been a member of the Board of Directors of Adecco Group AG since
April 2015 and Chairman of the Board since April 2020, and also serves as Chairman of the Adecco Group Foundation. Mr.
Deslarzes served as Chief Human Resources Officer and member of the Executive Committee of ABB Group, based in Zurich,
Switzerland, from 2013 to 2019. Previously, he was Chief Human Resources and Organization Officer and a member of the
Executive Board at Carrefour Group, based in Paris, France, from 2010 to 2013. From 1994 to 2010, he held various management positions at Rio Tinto and its predecessor companies, Alcan and Alusuisse, in Europe and Canada, including as
Senior Vice President Human Resources and member of the Executive Committee of Alcan Group based in Montreal, Canada, as well as President and CEO, Downstream Aluminium Businesses, Rio Tinto. Mr. Deslarzes was Chairman of the Board of
Directors of ABB India Limited from February 2018 to February 2021. Since January 2021, Mr. Deslarzes has been a Member of the Executive Faculty at the University of St. Gallen, Switzerland, and is also on the Board of the Swiss University Sports
Foundation. Mr. Deslarzes is a Swiss citizen and holds a master’s degree in law from the University of Fribourg, Switzerland.
Michiel Brandjes. Mr. Brandjes has served as a non-executive director since June 2014. He served as Company Secretary and General Counsel Corporate of Royal Dutch Shell plc from 2005 to 2017. Mr. Brandjes formerly served as Company
Secretary and General Counsel Corporate of Royal Dutch Petroleum Company. He served for 25 years in numerous legal and non-legal jobs in the Shell Group within the Netherlands and abroad, including as head of the legal department in Singapore and as head of the legal department for Northeast Asia based in Beijing and Hong Kong. Before he joined Shell, Mr. Brandjes worked at a law firm in Chicago. Mr. Brandjes serves in several advisory and director positions of charitable foundations and other organizations, including currently as legal advisor to Wassenaarse Energie Co-operatie UA, an energy transition/green electricity co-operative, and to small business startups. He has published several  articles on legal and business topics and on corporate legal and governance topics. Mr. Brandjes is a Dutch citizen and graduated from law school at the University of
Rotterdam and at Berkeley, California.
John Ormerod. Mr. Ormerod has served as a non-executive director since June 2014. Mr. Ormerod is a chartered accountant and worked for over 30 years in public accounting firms. He worked for 32 years at Arthur Andersen, serving in various client service and management positions, with last positions held from 2001 to 2002 serving as Regional Managing
Partner UK and Ireland, and Managing Partner (UK). From 2002 to 2004, he was Practice Senior Partner for London at Deloitte
(UK) and was member of the UK executives and Board. Until May 2018, Mr. Ormerod served in the following director positions: since 2006, as a non-executive director, member of the Audit Committee (of which he also served as its Chairman until September 2017), and as member of the Compensation Committee of Gemalto N.V.; since 2008, as non-executive director of ITV plc, and as member of the Remuneration and Nominations Committees, and as Chairman of the Audit Committee since
2010. Until December 31, 2015, Mr. Ormerod served as a non-executive director of Tribal Group plc., as member of the Audit,
Remuneration and Nominations Committees and as Chairman of the Board. Mr. Ormerod served as non-executive director and
Chairman of the Audit Committee of Computacenter plc., and as member of the Remuneration and Nominations Committees until April 1, 2015. Mr. Ormerod also served as a senior independent director of Misys plc. from 2006 to 2012, and as
Chairman of the Audit Committee from 2005 to 2012. He also served as a Trustee and Chairman of Bloodwise, a UK charity, until January 31, 2024. Mr. Ormerod is a British citizen and a graduate of Oxford University.
Lori A. Walker. Ms. Walker has served as a non-executive director since June 2014. Ms. Walker previously served as
Chief Financial Officer and Senior Vice President of The Valspar Corporation from 2008 to 2013, where she led the Finance,
IT and Communications teams. Prior to that position, Ms. Walker served as Valspar’s Vice President, Controller and Treasurer from 2004 to 2008, and as Vice President and Controller from 2001 to 2004. Prior to joining Valspar, Ms. Walker held a number of roles with progressively increasing responsibility at Honeywell Inc. during a 20-year tenure, with her last position there serving as director of Global Financial Risk Management. Ms. Walker currently serves as the Audit Committee Chair of
Compass Minerals International, Inc. and is a member of its Environmental, Health, Safety and Sustainability Committee and
formerly on the Nominating & Governance Committee. In addition, Ms. Walker became Chair of the Audit Committee for
Hayward Industries in March 2021. She serves as the Audit Committee Chair of Southwire Company, LLC, a private company, and is also a member of its Human Resources Committee. Ms. Walker is an American citizen and holds a Bachelor of Science in Finance from Arizona State University and attended the Executive Institute Program and the Director’s College at Stanford
University.
Martha Brooks. Ms. Brooks has served as a non-executive director since June 2016.  Ms. Brooks was until her retirement in May 2009, President and Chief Operating Officer of Novelis Inc, where she held senior positions since 2005. From 2002 to
2005, she served as Corporate Senior Vice President and President and Chief Executive Officer of Alcan Rolled Products,
Americas and Asia. Before she joined Alcan, Ms. Brooks served 16 years with Cummins, the global leader in diesel engine and power generation from 1986 to 2002, ultimately running its truck and bus engine business. She is currently a director at The
Volvo Group (AB Volvo) where she serves as a member of the Audit Committee; director of CARE USA, and director and
Chair of the Development Committee at RMI.  Ms. Brooks served as a director of Jabil Circuit Inc., and a director of CARE
Enterprises Inc., a for- profit subsidiary of CARE USA, where she served as board Co-Chair until 2021. From June 2020 until
June 2022, she served as the Chair of the Women Corporate Directors’ Compensation and Human Capital Committee Peer
Group, which devised and led programming for 250 director members. She has previously served as a director of Bombardier
Inc., Harley Davidson and International Paper. An American citizen, Ms. Brooks holds a BA in Economics and Political
Science and a Master’s in Public and Private Management from Yale University.
Jean-Marc Germain. Mr. Germain has served as an executive director since June 2016 and as our Chief Executive Officer since July 2016. Prior to joining Constellium, Mr. Germain was Chief Executive Officer of Algeco Scotsman, a Baltimore-
based leading global business services provider focused on modular space and secure portable storages. Previously, Mr.
Germain held numerous leadership positions in the aluminum industry, including senior executive roles in operations, sales &
marketing, financial planning and strategy with Pechiney, Alcan and Novelis. His last position with Novelis from 2008 to 2012 was as President for North American operations. Earlier in his career, he held a number of international positions with Bain &
Company and GE Capital. Mr. Germain became an independent, non-executive Director of GrafTech International Ltd. in
October 2021. Mr. Germain is a dual French and American citizen and a graduate of Ecole Polytechnique in Paris, France.
Isabelle Boccon-Gibod. Ms. Boccon-Gibod has served as a non-executive director since May 2021. Ms. Boccon-Gibod served as Executive Vice-President of the Sequana Group from 2009 to 2013 and was advisor to the deputy Chief Executive
Officer of the Sequana Group from 2006 to 2009. She started her career with the International Paper Group, where she held various senior management positions in the U.S., in the United Kingdom and in France. Ms. Boccon-Gibod has served as a non-

executive director on the Boards of Arkema S.A. (as permanent representative of Fonds Strategique de Participations) since
2014 and Legrand S.A. since 2016, where she also serves as Chair of the Audit Committee. She is also on the Board of Arc
Holdings, a private company, since 2019 and serves as Chair of the Board of that company since 2023. She served on the
Gaztransport & Technigaz SA Board from 2020 to 2022,  the Board of Paprec from 2014 until 2023, and the Board of Fonds
Adie  2018 to 2024. In April 2023, Ms Boccon-Gibod joined the Board of ORT France, a nonprofit charitable organization for education and training. Ms. Boccon-Gibod is a French citizen and holds a Masters in Engineering from Ecole Centrale de Paris and a Master of Science in Industrial Engineering from Columbia University (NYC).
Jean-Philippe Puig. Mr. Jean-Philippe Puig has served as a non-executive director since May 2021. Mr. Puig has served as
Chief Executive Officer of the Avril Group (oils and proteins industry) since 2012. Prior to joining the Avril Group, Mr. Puig was President of the Primary Metal Division for the EMEA region at Rio Tinto Alcan from 2008 to 2011. He started his career in the aluminum industry, holding various senior executive management positions with Pechiney, Alcan then Rio Tinto Alcan in France, Greece and Australia, accumulating over 28 years’ experience and gaining significant industrial expertise in the mineral extraction business. Mr. Puig has served as a Board member representing Financière Senior Cinqus at CEVA Santé
animale (animal healthcare) since 2020,  as Chairman of the Supervisory Board representing Avril S.C.A. of CapAgro SAS
(capital risk fund) since 2014, as a Board member of FrenchFood Capital (food investment company) since 2024, and as
Chairman of the Supervisory Board representing Avril S.C.A. of AgroInvest (development fund) from 2014 until 2023. Mr.
Puig is a French citizen and holds a PhD with honors in Applied Chemistry from the Ecole Nationale Supérieure de Chimie de
Paris.
Jean-François Verdier. Mr. Verdier has served as employee director since December 2021. Mr. Verdier has served as an
Engineering Project Manager at Constellium’s Issoire, France facility since 2006. He was responsible for designing and building the Airware® casthouse and for introducing an innovative system for the Issoire plant’s rolling mill. He has also led engineering and Black Belt manufacturing missions for several of Constellium’s plants including Ussel and Montreuil-Juigné in
France, and Sierre and Steg in Switzerland. Previously, he worked on industrialization programs in France and Canada, including Airware® casting and recycling projects. Mr. Verdier started working for Constellium in 1988 as a metallurgist in
Issoire and has significant experience in the aluminum industry. Mr. Verdier is a French citizen and graduated as an engineer from Polytech Clermont-Ferrand University (formerly CUST) in France.
Wiebke Weiler. Ms. Weiler has served as employee director since December 2021. Ms. Weiler has served as Sustainability
Manager for Constellium's P&ARP business unit since August 2023. Previously, she served as a Reliability Engineer at
Constellium's Singen, Germany facility since 2019, where she was responsible for the development and integration of maintenance strategies to prevent breakdowns of critical infrastructure equipment at the site. Prior to joining Constellium, Ms.
Weiler worked in a variety of positions in the aerospace and automotive industries with a strong focus on design engineering, manufacturing processes and maintenance, gaining significant experience in those industries. Ms. Weiler served as Maintenance
Manager and Manufacturing Engineer at Aerospace Transmission Technologies, a joint venture of Liebherr-Aerospace and
Rolls-Royce, from 2016 to 2019, after gaining extensive manufacturing process knowledge as a Tool & Fixture Design
Engineer at the Liebherr-Aerospace facility in Friedrichshafen, Germany from 2013 to 2016. Ms. Weiler, who is a German citizen, also participated in a dual study program at Continental AG in Hanover, Germany, from 2008 to 2012.
Emmanuel Blot.  Mr. Blot has served as a non-executive director since June 2022. Mr. Blot joined Bpifrance
Investissement in 2012 and is currently Investment Director and Head of the Listed Investments Practice – (Large Cap). In his
current position at Bpifrance Investissement, Mr. Blot has led several investment processes in listed companies and has followed many investments, including Constellium SE, which he has been monitoring for ten years. He was previously a sell-
side equity analyst at Kepler Cheuvreux (2007-2008), Bryan, Garnier & Co (2009-2010) and at Oddo BHF (2010-2012)
covering first Aerospace & Defense stocks then the Capital Goods sector. Since May 2022, Mr. Blot has served as a non-
executive director on the Board of Mersen SA, as a permanent representative of Bpifrance Participations, and, since 2024, as director responsible for its Corporate Social Responsibility ("CSR"). Since 2024, Mr. Blot also serves as a non-executive director on the Board of VusionGroup and chairman of its Nomination and Remuneration Committee, and as a non-executive director (as a representative of Bpifrance Investissement) on the Board of Quadient. A French citizen, Mr. Blot graduated from
ESSEC Business School in Paris in 2009.

Executive Officers
The following persons are our executive officers as of the date of this Annual Report (ages are given as of February 28,
2025).

Name	Age	Title
Jean-Marc Germain	59	Chief Executive Officer
Ingrid Joerg	55	Executive Vice President and Chief Operating Officer President, Packaging & Automotive Rolled Products business unit
Jack Guo	46	Senior Vice President and Chief Financial Officer
Philippe Hoffmann	59	President, Aerospace & Transportation business unit
Alexandra Bendler	51	President, Automotive Structures & Industry business unit
Ludovic Piquier	52	Senior Vice President Manufacturing Excellence and Chief Technical Officer
Philip Ryan Jurkovic	53	Senior Vice President and Chief Human Resources Officer
Nicolas Brun	58	Senior Vice President, Public Affairs, Communications and Sustainability
Marcus Becker	49	Senior Vice President & Chief Procurement Officer
Niklaus Schild	46	Senior Vice President, Chief Information Officer and Chief Digital Officer
Stephen Walters	60	Senior Vice President, Group General Counsel (1)
(1) In June 2024, Mr. Walters became Senior Vice President, Group General Counsel. Mr. Jeremy Leach retired from the role of Senior Vice President, Group General Counsel as of June 2024. Mr. Leach will remain as an advisor and Secretary until
Summer 2025.
The following paragraphs set forth biographical information of those listed above (other than Mr. Germain, whose biographical information is set forth above in the description of biographical information of our directors):
Ingrid Joerg. Ms. Joerg has served as our Executive Vice President and Chief Operating Officer and as President of our
Packaging, Automotive and Rolled Products (P&ARP) business unit since September 2023. Previously, Ms. Joerg served as
Chief Executive Officer of Aleris Rolled Products Europe ("Aleris"). Prior to joining Aleris, Ms. Joerg held leadership positions with Alcoa where she was President of its European and Latin American Mill Products business unit, and commercial positions with Amag Austria. Ms. Joerg joined the Board of voestalpine AG in July 2019. She also serves on the Executive Committee of the European Aluminium Association (EA) and served as Chair of the CVSA Advisory Board (Valais). Since September 2023,
she also serves as Chair of Constellium Deutschland GmbH and Constellium Singen GmbH. She received a Master’s Degree in
Business Administration from the University of Linz, Austria. Ms. Joerg is a Swiss citizen.
Jack Guo. Mr. Guo has served as Senior Vice President and Chief Financial Officer since April 2023. Mr. Guo joined
Constellium in early 2017 as Vice President Finance, before being appointed Vice President Business Development and
Strategy in September 2017. Prior to joining Constellium, he worked at Credit Suisse for twelve years, most recently as a
Director in Investment Banking and Capital Markets primarily covering downstream aluminum activities. In addition, he spent five years in other senior finance roles in North America and Asia. Mr. Guo is an American citizen and holds a BA in
Economics from the University of Chicago and an MBA from Columbia University.
Philippe Hoffmann. Mr. Hoffmann has served as President of our A&T business unit since September 2023. Previously, he served as President of our AS&I business unit since October 2020. He previously held numerous leadership positions in the
Company, including as Managing Director for Constellium’s Hard Alloys and Large Extrusion business, Vice President Rolled
Products Europe for our A&T business unit, and Vice President and Managing Director Automotive Structures. During his
extensive career in the aluminum industry, Mr. Hoffmann has held various manufacturing, strategic, and management roles, serving our automotive, industry, transportation and aerospace customers across Europe and North America. Mr. Hoffmann is a
Swiss citizen and a graduate of INSEAD Business School and of the École Nationale Supérieure des Mines with a Master in
Physics and Material Science. He holds a Master of International Management from the International Master Program for
Managers (IMPM), which includes studies at McGill (Canada), Lancaster University (UK), IIMB (India), KDI School (Korea),
INSEAD (France) and JAIST (Japan).
Alexandra Bendler. Ms. Bendler has served as President of our AS&I business unit since February 9, 2024. Prior to joining Constellium, Ms. Bendler held various leadership positions at Autoneum, a global tier-one automotive supplier, most recently as Head of its Europe Business Group and as a member of its Group Executive Board. Prior to this role, she held positions in sales, program management, strategy, marketing, and operational excellence. Ms. Bendler began her career in management consulting with a focus on the manufacturing sector. Ms. Bendler is a German citizen and holds a master’s degree in industrial engineering and a PhD in engineering from the Technical University of Darmstadt (Germany).
Ludovic Piquier. Mr. Piquier has served as Senior Vice President Manufacturing Excellence and Chief Technical Officer
since July 2021. Mr. Piquier began his career at Constellium in 2014 as Plant Manager for our facility in Neuf-Brisach, France where he led the plant in its transition into the automotive market, including the ramp-up of the FT3 auto heat treatment line. In
September 2020, he became Director, Corporate Strategy and supported the execution of key business priorities. Prior to joining
Constellium, he held various senior positions at PSA Peugeot Citroёn, including Car Assembly Plant Manager in France and in the UK, and Project Manager in France and in Slovakia. Mr. Piquier is a French citizen and a graduate of École Nationale
Supérieure des Arts et Métiers.
Philip Ryan Jurkovic. Mr. Jurkovic has served as our Senior Vice President and Chief Human Resources Officer since
November 2016. Prior to joining Constellium, Mr. Jurkovic was Senior Vice President and Chief Human Resources Officer of
Algeco Scotsman. He started his career as a financial analyst before taking on various HR leadership roles in Europe, Asia and the U.S. with United Technologies and Novelis. Mr. Jurkovic is an American citizen and has a BS from Allegheny College and an MBA from Purdue University.
Nicolas Brun. Mr. Brun has served as our Senior Vice President, Public Affairs, Communications and Sustainability since
January 2018, and was previously Senior Vice President, Public Affairs and Communications from September 2017 to January
2018, and Vice President, Communications from January 2011 to January 2017. He previously held the same role at Alcan
Engineered Products since June 2008. From 2005 through June 2008, Mr. Brun served in the roles of Vice President,
Communications for Thales Alenia Space and also as Head of Communications for Thales’ Space division. Prior to 2005, Mr.
Brun held senior global communications positions as Vice President External Communications with Alcatel, Vice President
Communications Framatome ANP/AREVA, and with the Carlson Wagonlit Travel Group. Mr. Brun currently serves as
President of Constellium Neuf Brisach SAS since January 2015, and was appointed President of Constellium France Holdco on
December 30, 2019 and President of Constellium Paris in April 2021 and as President of Railtech-Alu-Singen since August
2024. Mr. Brun is a French citizen and attended University of Paris-La Sorbonne receiving a degree in economics. He holds a
Master’s Degree in Corporate Communications from Ecole Française des Attachés de Presse and a certificate in marketing management for distribution networks from the Ecole Supérieure de Commerce in Paris.
Marcus Becker. Mr. Becker has served as Senior Vice President and Chief Procurement Officer since April 2023. He joined Constellium as Vice President Global Metal and Energy Sourcing in 2018 and was promoted to Vice President and Chief
Procurement Officer in 2020. Prior to joining Constellium, Mr. Becker held various leadership positions at Novelis, including
Vice President and General Manager, Global Director Can and Director Metal Planning and Sourcing, based in Switzerland,
United Arab Emirates, and Germany. Mr. Becker started his career at Alcan in 2002 as Key Account Manager for the beverage can segment. Mr. Becker is a German citizen. Mr. Becker holds an MBA from U21Global Graduate School in Singapore and is a graduate in Business Studies at the Academy of Cooperative Education in Göttingen, Germany.
Niklaus Schild. Mr. Schild has served as Senior Vice President, Chief Information Officer and Chief Digital Officer since
August 2023. Before being appointed to his current role, Mr. Schild served as Director of Information Security and
Infrastructure since 2018. Prior to this and since joining Constellium in 2015, he was responsible for various IT security, SOX compliance and lean management initiatives to support Constellium IT. Before joining Constellium, he worked for eight years in the IT security industry as an information security manager, a consultant and engineer in Switzerland. Mr. Schild is a Swiss citizen and holds a Bachelor’s degree in Information Technology as well as a Master of Science in Information Assurance from
Norwich University, Vermont.
Stephen Walters. Mr. Walters has served as Senior Vice President, Group General Counsel since June 2024. Before being appointed to his current role, Mr. Walters was a partner with the French law firm Jeantet in Paris. Prior to joining Jeantet in
January 2021, Mr. Walters practiced for many years as a corporate partner in the Paris and London offices of major international law firms, including Simmons & Simmons LLP and Morgan Lewis & Bockius LLP. Mr. Walters’ legal practice was dedicated to the representation of French and international clients on a broad range of M&A, equity financing and other transactional matters under both French and English law. He was a French avocat registered with the Paris Bar prior to joining
Constellium and remains admitted as an English solicitor.  A dual British and French citizen, he holds an LLB (Hons) from the
University of Warwick.

Committees
Under French law, the Board of Directors may appoint from its members one or more special committees, for which the
Board sets the composition and powers, and which carry out their activity under the Board’s responsibility. Each committee reports on its activities at the meetings of the Board of Directors. Our Board of Directors currently has four committees: the
Audit Committee, the Human Resources Committee, the Nominating and Governance Committee and the Safety and
Sustainability Committee.
Audit Committee
As of December 31, 2024, our Audit Committee consisted of three directors, each of whom is independent under the
NYSE requirements: Lori Walker (Chair), Isabelle Boccon-Gibod, and John Ormerod. Our Board has determined that each of
Ms. Walker and Mr. Ormerod is an "audit committee financial expert" as defined by the SEC and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. The Audit
Committee held eight meetings in 2024, with 100% director attendance at all meetings.
The duties and responsibilities of our Audit Committee are set forth in the Audit Committee Charter.  Certain principal duties of the Audit Committee are to oversee and monitor the following:
•our financial reporting process and internal control system;
•the integrity of our consolidated financial statements, and disclosure matters;
•the independence, qualifications and performance of our independent auditors;
•the performance of our internal audit function;
•financial and other significant risk exposure; and
•our compliance with legal, ethical and regulatory matters.
Human Resources Committee
As of December 31, 2024, our Human Resources Committee consisted of three directors: Martha Brooks (Chair), Jean-
Christophe Deslarzes, and Jean-Philippe Puig. The Human Resources Committee held four meetings in 2024, with 100%
director attendance at all meetings.
The duties and responsibilities of our Human Resources Committee are set forth in the Human Resources Committee
Charter. Certain principal duties of the Human Resources Committee are to oversee and monitor the following:
•to review and make recommendations to the Board with respect to our compensation philosophy, policies and structure and with respect to our annual incentive compensation and equity-based compensation plans;
•to review the compensation of, and reimbursement policies for, members of the Board;
•to review and approve the corporate goals, performance and compensation structure of our Chief Executive
Officer;
•to review and approve the compensation structure for all employees who report directly to our Chief Executive
Officer;
•to oversee our critical human capital issues, such as employee engagement, talent development, and succession planning; and
•to oversee the selection of officers and management succession planning.
Nominating and Governance Committee
As of December 31, 2024, our Nominating and Governance Committee consisted of five directors: John Ormerod (Chair),
Isabelle Boccon-Gibod, Michiel Brandjes, Jean-Christophe Deslarzes and Lori Walker. The Nominating and Governance
Committee held six meetings in 2024, with 100% director attendance at all meetings.
The duties and responsibilities of the Nominating and Governance Committee are set forth in the Nominating and
Governance Committee Charter. Certain principal duties of the Nominating and Governance Committee are to oversee and monitor the following:
•to establish criteria for Board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of our Board;

•to conduct succession planning for the Chair of the Board, and for the Chief Executive Officer;
•to make recommendations to our Board regarding Board governance matters and practices;
•to oversee the annual self-assessment of the Board and its committees; and
•to review Board corporate governance matters, including conflicts of interest, related party matters and director independence.
Safety and Sustainability Committee
As of December 31, 2024, our Safety and Sustainability Committee consisted of four directors: Michiel Brandjes (Chair),
Emmanuel Blot, Martha Brooks and Jean-Philippe Puig. The Safety and Sustainability Committee held four meetings in 2024, with 100% director attendance at all meetings.
The duties and responsibilities of the Safety and Sustainability Committee are set forth in the Safety and Sustainability
Committee Charter. Certain principal duties of the Safety and Sustainability Committee are to oversee and monitor the following:
•to review periodically the Company’s policies, practices and programs with respect to the overall management of safety and sustainability matters, including climate change and environmental matters;
•to oversee the implementation and effectiveness of the Company’s employee safety risk-management procedures, policies, practices, programs and initiatives;
•to review the Company’s record of compliance with laws, regulations and Company policies relating to safety and sustainability matters; and
•to work with and advise the other Board committees in areas that come within the mandate of such committees and that also are part of the Company’s sustainability initiatives.
Insider Trading Policies
We have an Insider Trading Policy that applies to all employees, officers, and directors, as well as their affiliates (including spouses, partners, children, other relatives, and certain entities which are affiliated with such individuals). The Insider Trading
Policy prohibits Company personnel and affiliates who possess inside information from: executing, effecting, or attempting to execute or effect a transaction in Company securities or related derivative instruments; recommending or inducing a third party to execute or effect a transaction in Company securities or related derivative instruments; disclosing inside information about the Company; and executing or effecting a transaction in Company securities or related derivative instruments that gives or is likely to give false or misleading signals or information, seeks to secure a price at an artificial level, or uses deception or contrivance. The Insider Trading Policy also prohibits Company personnel who have access to the Company’s quarterly earnings information from trading in Company securities or related derivative instruments prior to public release of earnings information. The Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Code of Ethics
We have adopted a Worldwide Code of Employee and Business Conduct that applies to all our employees, officers and directors, including our principal executive, principal financial and principal accounting officers. Our Worldwide Code of
Employee and Business Conduct addresses, among other things, competition and fair dealing, conflicts of interest, financial integrity, government relations, confidentiality and corporate opportunity requirements and the process for reporting violations of the Worldwide Code of Employee and Business Conduct, employee misconduct, conflicts of interest or other violations. Our
Worldwide Code of Employee and Business Conduct is intended to meet the definition of "code of ethics" under Item 406 of
Regulation S-K under the Exchange Act.
A copy of our Worldwide Code of Employee and Business Conduct is available on our website at www.constellium.com.
Any amendments to the Worldwide Code of Employee and Business Conduct, or any waivers of its requirements, will be disclosed on our website.
Item 11. Executive Compensation.
The information required by this item will be disclosed in an amendment to this Form 10-K, which will be filed no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to our compensation plan under which our equity securities may be issued, as of December 31, 2024. Our equity compensation plan is the Constellium SE 2013 Equity Incentive Plan.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (2)(c)
Equity compensation plans approved by shareholders	3,448,644	N/A	6,000,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	3,448,644	N/A	6,000,000
(1) Represents shares underlying awards that have been granted under the terms of the Constellium SE 2013 Equity Incentive
Plan and are outstanding as of December 31, 2024. Table amounts are comprised of: 1,667,811 RSUs and 1,780,833 PSUs
(assuming target achievement).
(2) This number reflects the number of securities available for issuance under the Constellium SE 2013 Equity Incentive Plan.
Beneficial Ownership
The following table sets forth information with respect to beneficial ownership of our ordinary shares as of December 31,
2024 (unless otherwise indicated) for: (i) each beneficial owner of more than 5% of our outstanding ordinary shares, (ii) each of our directors, (iii) each of our named executive officers; and (iv) all of our executive officers and directors as a group.  Each person listed in the following table had sole voting and investment power of the shares shown, except as noted in the footnotes below. The beneficial ownership percentages have been calculated based on the total number of ordinary shares outstanding as of December 31, 2024. A person is also considered the beneficial owner of shares to which that person has the right to acquire beneficial ownership within 60 days.

.

Name of beneficial owner of ordinary shares	Amount and Nature of Beneficial Ownership		As a percentage of the Total Ordinary Shares Outstanding
5% Shareholders
T. Rowe Price Investment Management, Inc.	19,828,738	(1)	13.8%
FMR LLC	14,643,776	(2)	10.2%
Caisse des Dépôts (f/k/a Caisse des Dépôts et Consignations), Bpifrance Participations S.A., Bpifrance S.A. (f/k/a BPI-Groupe), EPIC Bpifrance (f/k/a EPIC BPI-Groupe)	12,593,903	(3)	8.8%
BlackRock, Inc.	12,439,991	(4)	8.7%

Directors
Michiel Brandjes	52,000	(5)	*
John Ormerod	32,873	(6)	*
Lori A. Walker	35,044	(7)	*
Martha Brooks	169,741	(8)	*
Isabelle Boccon-Gibod	21,000	(9)	*
Jean-Christophe Deslarzes	26,368	(10)	*
Jean-Philippe Puig	21,800	(11)	*
Jean-François Verdier	41	(12)	*
Wiebke Weiler	—	(13)
Emmanuel Blot	—	(14)
Named Executive Officers
Jean-Marc Germain	1,560,000	(15)	1.1%
Jack Guo	65,925	(16)	*
Ingrid Joerg	155,554	(17)	*
Philippe Hoffmann	104,288	(18)	*
Philip Ryan Jurkovic	129,180	(19)	*
All executive officers and directors as a group (21 people)	2,654,137	(20)	1.8%
As of December 31, 2024, there are 143,523,308 shares outstanding.
*Indicates ownership of less than 1% of the total outstanding shares
(1) This information is based on a Schedule 13G/A filed with the SEC on February 14, 2025 reporting beneficial ownership as of December 31, 2024. T. Rowe Price Investment Management, Inc. has sole dispositive power with respect to 19,828,738 ordinary shares and sole voting power with respect to 19,773,586 ordinary shares. The principal business address of T.
Rowe Price Investment Management, Inc. is 100 E. Pratt Street, Baltimore, MD 21201.
(2) This information is based on a Schedule 13G/A filed with the SEC on February 9, 2024 reporting beneficial ownership as of December 29, 2023. FMR LLC has sole dispositive power with respect to 14,643,776 ordinary shares and sole voting power with respect to 14,642,537 ordinary shares. The principal business address of FMR LLC is 245 Summer Street,
Boston, MA 02210.
(3) This information is based on a Schedule 13D/A filed with the SEC on June 6, 2024 reporting beneficial ownership as of
June 5, 2024. Bpifrance Participations S.A. (“BPI”) holds directly 12,593,903 ordinary shares of the Company. As of the date listed above, neither Bpifrance S.A., Caisse des Dépôts (“CDC”) nor EPIC Bpifrance (“EPIC”) holds any ordinary shares directly. Bpifrance S.A. may be deemed to be the beneficial owner of 12,593,903 ordinary shares of the Company, indirectly through its sole ownership of BPI. CDC and EPIC may be deemed to be the beneficial owners of 12,593,903 ordinary shares of the Company, indirectly through their joint ownership and control of Bpifrance S.A. The principal address for CDC is 56, rue de Lille, 75007 Paris, France and for BPI, Bpifrance S.A. and EPIC is 27-31 avenue du Général
Leclerc, 94710 Maisons-Alfort Cedex, France.
(4) This information is based on a Schedule 13G filed with the SEC on November 8, 2024 reporting beneficial ownership as of
September 30, 2024. BlackRock, Inc. has sole dispositive power with respect to 12,439,991 ordinary shares and sole voting power with respect to 12,314,920 ordinary shares. The principal business address of BlackRock, Inc. is 50 Hudson Yards,
New York, NY 10001.
(5) Consists of 52,000 ordinary shares held directly by Mr. Brandjes.
(6) Consists of  32,873 ordinary shares held indirectly by Mr. Ormerod in a self-employed pension trust.
(7) Consists of 35,044 ordinary shares held directly by Ms. Walker.
(8) Consists of 169,741 ordinary shares, including: (i) 67,741 shares held directly by Ms. Brooks, as well as 22,000 shares held indirectly by Ms. Brooks in her husband's brokerage account for which she is the beneficiary, and (ii) 80,000 ordinary shares indirectly held by Ms. Brooks through a family limited partnership for which she has shared voting power and shared dispositive power. Out of the 80,000 shares held by Ms. Brooks through the family limited partnership, Ms. Brooks has beneficial ownership of 14,480 of such shares and her husband has beneficial ownership of 1,920 shares for which she is the beneficiary, and she disclaims beneficial ownership of 63,600 shares because she does not have the right to receive proceeds from the sale of, or dividends with respect to such shares.
(9) Consists of 21,000 ordinary shares held directly by Ms. Boccon-Gibod.
(10) Consists of 26,368 ordinary shares held directly by Mr. Deslarzes.
(11) Consists of 21,800 ordinary shares held directly by Mr. Puig.
(12) Consists of 41 ordinary shares held directly by Mr. Verdier and no RSUs or PSUs were granted to Mr. Verdier in 2024.
(13) No ordinary shares are held by Ms. Weiler and no RSUs or PSUs were to granted to Ms. Weiler in 2024.
(14) No ordinary shares are held by Mr. Blot.
(15) Consists of 1,560,000 ordinary shares held by Mr. Germain, including 410,000 held directly, 575,000 ordinary shares held directly through the JMG Irrevocable Trust, 475,000 ordinary shares held indirectly through the FG Irrevocable Trust, for which he is a beneficiary, and 100,000 ordinary shares held directly by his wife. Excludes the remaining portions of previous grants: 158,858 ordinary shares underlying unvested PSUs that could vest on March 10, 2025, ranging from 0% to
200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 81,037 ordinary shares underlying unvested RSUs that will vest on March 10, 2025, subject to continued service; 208,653 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 106,438 ordinary shares underlying unvested RSUs that will vest on March
9, 2026, subject to continued service; 185,661 ordinary shares underlying unvested PSUs that could vest on March 14,
2027, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 94,710 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service.
(16) Consists of 65,925 ordinary shares held by Mr. Guo. Excludes the remaining portions of previous grants: 6,557 ordinary shares underlying unvested PSUs that could vest on March 10, 2025, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 6,212 ordinary shares underlying unvested RSUs that will vest on March 10, 2025, subject to continued service;
37,937 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 19,352 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued
service; 37,132 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 18,942 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service.

(17) Consists of 155,554 ordinary shares held directly by Ms. Joerg. Excludes the remaining portions of previous grants: 27,897 ordinary shares underlying unvested PSUs that could vest on March 10, 2025, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 14,231 ordinary shares underlying unvested RSUs that will vest on March 10, 2025, subject to continued
service; 35,566 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-
year vesting period and 18,143 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 56,301 ordinary shares underlying unvested RSUs that will vest on July 10, 2026, subject to continued
service; 31,562 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-
year vesting period and 16,101 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service.
(18) Consists of 104,288 ordinary shares held directly by Mr. Hoffmann. Excludes the remaining portions of previous grants:
27,897 ordinary shares underlying unvested PSUs that could vest on March 10, 2025, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 14,231 ordinary shares underlying unvested RSUs that will vest on March 10, 2025, subject to continued service; 35,566 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to
200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 18,143 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 28,777 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 14,680 ordinary shares underlying unvested RSUs that will vest on March
14, 2027, subject to continued service.
(19) Consists of 129,180 ordinary shares held directly by Mr. Jurkovic. Excludes the remaining portions of previous grants:
23,247 ordinary shares underlying unvested PSUs that could vest on March 10, 2025, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 11,859 ordinary shares underlying unvested RSUs that will vest on March 10, 2025, subject to continued service; 29,638 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to
200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 15,119 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 24,136 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 12,312 ordinary shares underlying unvested RSUs that will vest on March
14, 2027, subject to continued service.
(20)  Consists of 2,654,137 ordinary shares held by all executive officers and directors.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Review and Approval of Transactions with Related Persons
We have adopted procedures for the review, approval or ratification of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a related person had, has or will have a direct or indirect material interest. Under SEC rules, a related person is a director, an executive officer, a nominee for director, a holder of more than 5% of our outstanding voting securities, an immediate family member (as defined under applicable SEC rules) of any of the foregoing, or any person who was in such role at any time since the beginning of the last fiscal year. These procedures are in addition to any further procedures required under French law and pursuant to our Articles of Association.
Under these procedures, directors, executive officers and nominees must complete an annual questionnaire and disclose all potential related person transactions involving themselves and their immediate family members that are known to them.  Pursuant to the Nominating and Governance Committee Charter, it is the responsibility of the Nominating and
Governance Committee of the Board to consider questions of possible conflicts of interest of Board members and of senior executives, and review and recommend to the Board of Directors to approve significant transactions with any related person in which the Company is a participant.

Based on information provided by the directors, the executive officers, and the Company’s legal department, the
Nominating and Governance Committee and the Board of Directors determined that there are no material related person transactions to be reported.
Director Independence
Under French law, there are no director independence requirements for French companies not listed on an EU-regulated market, so we defer to the NYSE requirements. As a foreign private issuer under the NYSE rules, we are not required to have independent directors on our Board, except to the extent that our Audit Committee is required to consist of independent directors. However, our Board has determined that, under current NYSE listing standards regarding independence (which we are not currently subject to), and considering committee standards, as of December 31, 2024, Messrs. Brandjes, Deslarzes,
Ormerod, Puig, and Blot and Mmes. Boccon-Gibod, Brooks, and Walker are deemed independent directors. Under these standards, Mr. Germain is not deemed independent as he serves as the Chief Executive Officer of the Company, and Mr.
Verdier and Ms. Weiler are not deemed independent as they are employees of the Group.
Item 14. Principal Accounting Fees and Services.
PricewaterhouseCoopers Audit has served as our independent registered public accounting firm for each of the fiscal years in the three-year period ended December 31, 2024.
The following table sets out the aggregate fees for professional services and other services rendered to us by
PricewaterhouseCoopers in the years ended December 31, 2024, and 2023, and breaks down these amounts by category of service:

	For the year ended December 31,
( in thousands of U.S. Dollars)	2024	2023
Audit fees	6,738	5,040
Audit-related fees	253	114
Tax fees	293	316
All other fees	5	5
Total(1)	7,289	5,475
(1) Including out-of-pocket expenses amounting to $201,000 and $200,000 for the years ended December 31, 2024 and 2023, respectively.
Audit Fees
Audit fees consist of fees related to the annual audit of our Consolidated Financial Statements, and our statutory financial statements, the audit of the statutory financial statements of our subsidiaries, other audit or interim review services provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
Audit-related fees consist of fees rendered for assurance and related services that are reasonably related to the performance of the audit or review of the company’s financial statements, or that are traditionally performed by the independent auditor, and include consultations concerning financial accounting and reporting standards; advice and assistance in connection with local statutory accounting requirements and due diligence related to acquisitions or disposals.
Tax Fees
Tax fees relate to tax compliance, including the preparation of tax returns and assistance with tax audits in the U.S.
exclusively.
Pre-Approval Policies and Procedures
The advance approval of the Audit Committee or members thereof, to whom approval authority has been delegated, is required for all audit and non-audit services provided by our auditors.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statements
See the Index to Consolidated Financial Statements on page 51 of this report. All schedules are omitted because they are inapplicable or the required information is presented in our Consolidated Financial Statements or the notes thereto.
(b)Exhibits
See the Index to Exhibits below.
Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Association of Constellium SE dated April 10, 2023 (incorporated by reference to Exhibit 1.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

4.1	Description of Securities Registered under Section 12 of the Exchange Act**

4.2
Indenture, dated as of June 30, 2020, among Constellium SE, the guarantors party thereto, and Deutsche Bank
Trust Company Americas, as Trustee, providing for the issuance of the 5.625% Senior Notes due 2028
(incorporated by reference to Exhibit 99.2 of Constellium SE's Form 6-K furnished March 16, 2021, File
No.001-35931)

4.3
First Supplemental Indenture (5.625% Senior Notes due 2028), dated as of December 3, 2021, among
Constellium US Intermediate Holdings LLC and Deutsche Bank Trust Company Americas, as Trustee
(incorporated by reference to Exhibit 4.49.1 of Constellium SE's Form 20-F filed on March 14, 2022, File No.
001-35931)

4.4
Indenture, dated as of February 24, 2021, among Constellium SE, the guarantors party thereto, and Deutsche
Bank Trust Company Americas, as Trustee, providing for the issuance of the 3.750% Sustainability-Linked
Senior Notes due 2029 (incorporated by reference to Exhibit 99.3 of Constellium SE's Form 6-K furnished March
16, 2021, File No.001-35931)

4.5
First Supplemental Indenture (3.750% Sustainability-Linked Senior Notes due 2029), dated as of December 3,
2021, among Constellium US Intermediate Holdings LLC and Deutsche Bank Trust Company Americas, as
Trustee (incorporated by reference to Exhibit 4.51.1 of Constellium SE's Form 20-F filed on March 14, 2022, File
No. 001-35931)

4.6
Indenture, dated as of June 2, 2021, among Constellium SE, the guarantors party thereto, Deutsche Bank Trust
Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Deutsche
Bank Luxembourg S.A., as Registrar and Transfer Agent, providing for the issuance of the 3.125%
Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.52 of Constellium SE's
Form 20-F filed on March 14, 2022, File No. 001-35931)

4.7
First Supplemental Indenture (3.125% Sustainability-Linked Senior Notes due 2029), dated as of December 3,
2021, among Constellium US Intermediate Holdings LLC and Deutsche Bank Trust Company Americas, as
Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Deutsche Bank Luxembourg S.A.,
as Registrar and Transfer Agent  (incorporated by reference to Exhibit 4.52.1 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

4.8
Indenture, dated as of August 8, 2024, among Constellium SE, the guarantors party thereto and Deutsche Bank
Trust Company Americas, as Trustee, providing for the issuance of the 6.375% Senior Notes due 2032**

4.9
Indenture, dated as of August 8, 2024, among Constellium SE, the guarantors party thereto, Deutsche Bank Trust
Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Deutsche
Bank Luxembourg S.A., as Registrar and Transfer Agent, providing for the issuance of the 5.375% Senior Notes due 2032**

10.1
Amended and Restated Shareholders Agreement, dated May 29, 2013, among Constellium N.V. and the other signatories thereto (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s Registration Statement on
Form F-1 filed on May 13, 2013, File No. 333-188556)

10.2
Amended and Restated Factoring Agreement between Alcan Rhenalu S.A.S. as French Seller, Alcan Aerospace
S.A.S. as French Seller, Alcan Softal S.A.S. as French Seller, Alcan France Extrusions S.A.S. as French Seller,
Alcan Aviatube S.A.S. as French Seller, Omega Holdco II B.V. as Parent Company, Engineered Products
Switzerland A.G. as Sellers’ Agent and GE Factofrance S.N.C. as Factor, dated January 4, 2011, as amended as of November 8, 2013 (incorporated by reference to Exhibit 10.7 of Constellium N.V.’s Registration Statement on
Form F-1 filed on December 10, 2013, File No. 333-192680)

10.3
Amendment and Consent Letter No 10 between GE Factofrance S.A.S. as Factor and Constellium Switzerland
AG, Constellium Holdco II B.V., Constellium France S.A.S., Constellium Extrusions France S.A.S. and
Constellium Aviatube S.A.S. as French Sellers, dated February 3, 2014 (incorporated by reference to Exhibit
10.7.1 of Constellium N.V.’s Registration Statement on Form F-1 filed on January 27, 2014, File
No. 333-193583)

10.4
Amendment and Restatement Agreement among Constellium Issoire, as Seller, Constellium Neuf Brisach, as
Seller, Constellium Extrusions France, as Seller, Constellium Holdco II B.V., as Parent Company, Constellium
Switzerland A.G., as Sellers agent, and GE Factofrance SAS, as Factor, dated December 3, 2015 (incorporated by reference to Exhibit 10.8 of Constellium N.V.’s Form 20-F filed on April 18, 2016, File No. 001-35931)

10.5
Factoring Agreement between GE Capital Bank AG and Alcan Aluminium Valais S.A., dated December 16,
2010 (incorporated by reference to Exhibit 10.8 of Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.6
Country Specific Amendment Agreement (Switzerland) to the Factoring Agreement between GE Capital Bank
AG and Alcan Aluminium Valais S.A., dated December 16, 2010 (incorporated by reference to Exhibit 10.9 of
Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.7
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Valais AG
(formerly: Alcan Aluminium Valais AG), dated November 12, 2013 (incorporated by reference to Exhibit 10.9.1 of Constellium N.V.’s Registration Statement on Form F-1 filed on December 10, 2013, File No. 333-192680)

10.8
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Valais S.A.
Sierre, dated May 27, 2016 (incorporated by reference to Exhibit 10.10.1 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.9
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG (f/k/a GE Capital
Bank AG) and Constellium Valais S.A., dated December 21, 2016 (incorporated by reference to Exhibit 10.10.2 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.10
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Valais S.A.
Sierre, dated April 30, 2020 (incorporated by reference to Exhibit 10.8.3 of Constellium SE's Form 20-F filed on
March 17, 2021, File No. 001-35931)

10.11
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Valais S.A.
Sierre, dated June 30, 2022 (incorporated by reference to Exhibit 10.8.4 of Constellium SE's Form 20-F filed on
March 14, 2023, File No. 001-35931)

10.12
Factoring Agreement between GE Capital Bank AG and Constellium Rolled Products Singen GmbH & Co. KG,
dated May 27, 2016 (incorporated by reference to Exhibit 10.12 of Constellium N.V.’s Form 20-F filed on
March 21, 2017, File No. 001-35931)

10.13
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG and Constellium
Rolled Products Singen GmbH & Co. KG, dated December 21, 2016 (incorporated by reference to Exhibit
10.12.1 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No.  001-35931)

10.14
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Rolled Products
Singen GmbH & Co. KG, dated April 30, 2020 (incorporated by reference to Exhibit 10.10.2 of Constellium SE's
Form 20-F filed on March 17, 2021, File No. 001-35931)

10.15
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Rolled Products
Singen GmbH  & Co. KG, dated June 30, 2022 (incorporated by reference to Exhibit 10.10.3 of Constellium SE's
Form 20-F filed on March 14, 2023, File No. 001-35931)

10.16
Factoring Agreement between GE Capital Bank AG and Alcan Singen GmbH, dated December 16, 2010
(incorporated by reference to Exhibit 10.11 of Constellium N.V.’s Registration Statement on Form F-1 filed on
May 13, 2013, File No. 333-188556)

10.17
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Singen GmbH
(formerly Alcan Singen GmbH), dated November 12, 2013 (incorporated by reference to Exhibit 10.10.1 of
Constellium N.V.’s Registration Statement on Form F-1 filed on December 10, 2013, File No. 333-192680)

10.18
Factoring Agreement between GE Capital Bank AG and Constellium Singen GmbH, dated March 26, 2014
(incorporated by reference to Exhibit 10.13 of Constellium N.V.’s Form 20-F filed on April 18, 2016, File
No. 001-35931)

10.19
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Singen GmbH, dated May 27, 2016 (incorporated by reference to Exhibit 10.14.1 of Constellium N.V.’s Form 20-F filed on
March 21, 2017, File No. 001-35931)

10.20
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG (f/k/a GE Capital
Bank AG) and Constellium Singen GmbH, dated December 21, 2016 (incorporated by reference to Exhibit
10.14.2 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.21
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH
(formerly Alcan Singen GmbH)Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH (formerly Alcan Singen GmbH), dated April 30, 2020 (incorporated by reference to Exhibit 10.12.3 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.22
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH
(formerly: Alcan Singen GmbH)Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH (formerly: Alcan Singen GmbH), dated June 30, 2022 (incorporated by reference to Exhibit 10.12.4 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.23
Factoring Agreement between GE Capital Bank AG and Constellium Extrusions Děčín S.R.O., dated June 26,
2015 (incorporated by reference to Exhibit 10.14 of Constellium N.V.’s Form 20-F filed on April 18, 2017, File
No. 001-35931)

10.24
Amendment Agreement to a Factoring Agreement between GE Capital AG and Constellium Extrusions Děčín
s.r.o., dated May 27, 2016 (incorporated by reference to Exhibit 10.15.1 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.25
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG (f/k/a GE Capital
Bank AG) and Constellium Extrusions Děčín s.r.o., dated December 21, 2016 (incorporated by reference to
Exhibit 10.15.2 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.26
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Extrusions
Děčín s.r.o., dated April 30, 2020 (incorporated by reference to Exhibit 10.13.3 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.27
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Extrusions
Děčín s.r.o., dated June 30, 2022 (incorporated by reference to Exhibit 10.13.4 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.28
Unit Purchase Agreement between Constellium N.V., Wise Metals Holdings LLC and Silver Knot, LCC, dated
October 3, 2014 (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s Form 6-K furnished on
October 3, 2014)

10.29
Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium
Holdco II B.V., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated as of April 21, 2017 (incorporated by reference to Exhibit 10.3 of Constellium N.V.’s Registration Statement on
Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.30
Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as
Borrowers, Constellium Holdco II B.V., as Parent Company, the lenders party thereto, and Factofrance, as
Arranger and Agent, dated as of June 13, 2017 (incorporated by reference to Exhibit 10.2 of Constellium N.V.’s
Registration Statement on Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.31
Second Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium Holdco II B.V., as Parent Company, the lenders party thereto, and Factofrance, as
Arranger and Agent, dated as of March 29, 2018 (incorporated by reference to Exhibit 10.24.1 of Constellium
N.V.’s Form 20-F filed March 11, 2019, File No. 001-35931)‡

10.32
Third Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as
Arranger and Agent, dated as of March 15, 2019 (incorporated by reference to Exhibit 10.23.3 of Constellium
SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.33
Fourth Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as
Arranger and Agent, dated as of February, 16, 2021 (incorporated by reference to Exhibit 10.23.4 of Constellium
SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.34
Fifth Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as
Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as
Arranger and Agent, dated as of March 27, 2023 (incorporated by reference to Exhibit 10.23.5 of Constellium
SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.35
Sixth Amendment to the Inventory Financing Facility Agreement, by and among Constellium Issoire and
Constellium Neuf Brisach as Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated February 17, 2025**

10.36
Amendment and Restatement Agreement, by and among Constellium lssoire, Constellium Neuf Brisach and
Constellium Extrusions France, as Sellers, Constellium Holdco II BV, as Parent Company, Constellium
Switzerland AG, as Sellers’ Agent, and FactoFrance S.A.S., as Factor, dated as of April 19, 2017 (incorporated by reference to Exhibit 10.6 of Constellium N.V.’s Registration Statement on Form F-3ASR filed on October 30,
2017, File No. 333-221221)

10.37
Amendment and Restatement Agreement among Constellium Issoire, Constellium Neuf Brisach and Constellium
Extrusions France, as Sellers, Constellium International S.A.S., as Parent Company, Constellium Switzerland
A.G., as Sellers’ agent, and Factofrance SA, as Factor, dated as of May 26, 2020 (incorporated by reference to
Exhibit 10.27 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.38
Amendment and Restatement Agreement among Constellium Issoire, Constellium Neuf Brisach and Constellium
Extrusions France, as Sellers, Constellium International S.A.S., as Parent Company, Constellium Switzerland
A.G., as Sellers’ agent, and Factofrance SA, as Factor, dated as of July 21, 2022 (incorporated by reference to
Exhibit 10.28 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.39
Letter Amendment to the Factoring Agreement among Constellium Issoire, Constellium Neuf Brisach,
Constellium Extrusions France, as Sellers, Constellium International S.A.S., as Parent Company, Constellium
Switzerland A.G., as Sellers' agent, and Factofrance SA, as Factor, dated as of May 31, 2023 (incorporated by reference to Exhibit 10.28.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.40
Information under the heading "Description of Capital Stock" in Constellium N.V.’s Registration Statement on
Form F-3ASR, filed with the SEC on October 30, 2017 (incorporated by reference to the "Description of Capital
Stock" in Constellium N.V.’s Registration Statement on Form F-3ASR filed on October 30, 2017, File No.
333-221221)

10.41
Receivables Purchase Agreement, among Constellium Muscle Shoals Funding III LLC, Constellium Muscle
Shoals LLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG New York Branch and Intesa
Sanpaolo S.p.A., dated as of September 30, 2021 (incorporated by reference to Exhibit 10.33 of Constellium SE's
Form 20-F filed on March 14, 2022, File No. 001-35931)

10.42
Receivables Sale Agreement, between Constellium Muscle Shoals LLC and Constellium Muscle Shoals Funding
III LLC, dated as of September 30, 2021 (incorporated by reference to Exhibit 10.34 of Constellium SE's Form
20-F filed on March 14, 2022, File No. 001-35931)

10.43
First Omnibus Amendment to the Receivables Sale Agreement between Constellium Muscle Shoals LLC and
Constellium Muscle Shoals Funding III LLC, and to the Receivables Purchase Agreement among Constellium
Muscle Shoals Funding III LLC, Constellium Muscle Shoals LLC, Deutsche Bank Trust Company Americas,
Deutsche Bank AG New York Branch, and Intesa Sanpaolo S.p.A., dated as of December 21, 2021 (incorporated by reference to Exhibit 10.35 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.44
Second Omnibus Amendment to the Receivables Sale Agreement between Constellium Muscle Shoals LLC and
Constellium Muscle Shoals Funding III LLC, and to the Receivables Purchase Agreement among Constellium
Muscle Shoals Funding III LLC, Constellium Muscle Shoals LLC, Deutsche Bank Trust Company Americas,
Deutsche Bank AG New York Branch, and Intesa Sanpaolo S.p.A. New York Branch, dated as of June 28, 2022
(incorporated by reference to Exhibit 10.36 of Constellium SE's Form 20-F filed on March 14, 2023, File No.
001-35931)

10.45
Third Omnibus Amendment to the Receivables Sale Agreement between Constellium Muscle Shoals LLC and
Constellium Muscle Shoals Funding III LLC, and to the Receivables Purchase Agreement among Constellium
Muscle Shoals Funding III LLC, Constellium Muscle Shoals LLC, Deutsche Bank Trust Company Americas,
Deutsche Bank AG New York Branch, and Intesa Sanpaolo S.p.A. New York Branch, dated as of September 15,
2023 (incorporated by reference to Exhibit 10.37 of Constellium SE's Form 20-F filed on March 18, 2024, File
No. 001-35931)

10.46
Credit Agreement, by and among Wise Alloys LLC and Constellium Rolled Products Ravenswood, LLC, as
Borrowers, Wise Metals Group LLC and Constellium US Holdings I, LLC, as Loan Parties, Constellium Holdco
II B.V., as Parent Guarantor, the lenders party thereto, Wells Fargo Bank, N.A., as Administrative Agent and
Collateral Agent, the Joint Lead Arrangers and Joint Bookrunners party thereto, and the Co-Syndication Agents party thereto, dated as of June 21, 2017 (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s
Registration Statement on Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.47
Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled
Products Ravenswood, LLC, and Constellium Bowling Green LLC, as Borrowers, Constellium Holdings Muscle
Shoals LLC, Constellium US Holdings I, LLC, and Constellium Property and Equipment Company, LLC, as
Loan Parties, Constellium International S.A.S., as Parent Guarantor, the lenders party thereto, and Wells Fargo
Bank, National Association, as Administrative Agent and Collateral Agent, dated as of February 20, 2019
(incorporated by reference to Exhibit 4.46.1 of Constellium N.V.’s Form 20-F filed March 11, 2019, File No.
001-35931)

10.48
Amendment No. 1 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC,
Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings
Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the
lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral
Agent, dated as of May 10, 2019 (incorporated by reference to Exhibit 4.6 of Constellium N.V.’s Registration
Statement on Form F-4 filed on June 28, 2019, File No. 333-221221)

10.49
Amendment No. 2 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC,
Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings
Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the
lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral
Agent, dated as of April 24, 2020 (incorporated by reference to Exhibit 99.1 of Constellium SE's Form 6-K furnished March 16, 2021, File No.001-35931)

10.50
Amendment No. 3 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC,
Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings
Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the
lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral
Agent, dated as of September 25, 2020 (incorporated by reference to Exhibit 4.46.4 of Constellium SE's Form 20-
F filed on March 17, 2021, File No. 001-35931)

10.51
Amendment No. 4 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC,
Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings
Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the
lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral
Agent, dated as of April 27, 2021 (incorporated by reference to Exhibit 4.46.5 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.52
Amendment No. 5 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC,
Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings
Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the
lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral
Agent, dated as of December 3, 2021 (incorporated by reference to Exhibit 4.46.6 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.53
Amendment No. 6 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC,
Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings
Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium US Intermediate Holdings LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent,
dated as of June 23, 2022 (incorporated by reference to Exhibit 4.46.7 of Constellium SE's Form 20-F filed on
March 14, 2023, File No. 001-35931)

10.54
Amendment No. 7 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC,
Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings
Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium US Intermediate Holdings LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent,
dated as of August 22, 2024**

10.55	Constellium N.V. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.56	Amendment to the Constellium N.V. 2013 Equity Incentive Plan, effective as of May 24, 2018 (incorporated by reference to Exhibit 99.2 of Constellium N.V.’s Form S-8 furnished on June 27, 2018)

10.57	Amendment No. 2 to the Constellium N.V. 2013 Equity Incentive Plan, effective as of June 28, 2019 (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s Form 6-K furnished on June 28, 2019)

10.58
Amendment No. 3 to the Constellium N.V. 2013 Equity Incentive Plan, effective as of December 12, 2019
(incorporated by reference to Exhibit 10.1 of Constellium SE’s Form 6-K furnished on December 12, 2019)

10.59	Amendment No. 4 to the Constellium N.V. 2013 Equity Incentive Plan, effective as of May 14, 2021 (incorporated by reference to Exhibit 99.5 of Constellium SE’s Form S-8 furnished on May 14, 2021)

10.60	Amendment No. 5 to the Constellium SE 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.15.5 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.61	2022 Long Term Incentive Award Agreement, effective as of March 10, 2022 (incorporated by reference to Exhibit 10.30.11 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.62
Form of 2022 Long Term Incentive Award Letter for a grant of Restricted Stock Units (incorporated by reference to Exhibit 10.30.12 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.63
Form of 2022 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share
Units (incorporated by reference to Exhibit 10.30.13 of Constellium SE's Form 20-F filed on March 14, 2023,
File No. 001-35931)

10.64	2023 Long Term Incentive Award Agreement, effective as of March 9, 2023 (incorporated by reference to Exhibit 10.30.14 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.65
Form of 2023 Long Term Incentive Award Letter for a grant of Restricted Stock Units (incorporated by reference to Exhibit 10.30.15 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.66
Form of 2023 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share
Units (incorporated by reference to Exhibit 10.30.16 of Constellium SE's Form 20-F filed on March 18, 2024,
File No. 001-35931)

10.67	2024 Long Term Incentive Award Agreement, effective as of March 14, 2024**

10.68	Form of 2024 Long Term Incentive Award Letter for a grant of Restricted Stock Units**

10.69	Form of 2024 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share Units**

10.70	Employment Agreement of Jean-Marc Germain, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.25 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)†

10.71	Employment Agreement with Jack Guo dated March 31, 2023 (incorporated by reference to Exhibit 10.41 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)†

10.72
Employment Offer Letter with Ingrid Joerg dated November 13, 2014, and Addendum to Employment Contract dated July 24, 2023 (incorporated by reference to Exhibit 10.42 of Constellium SE's Form 20-F filed on March
18, 2024, File No. 001-35931)†

10.73	Offer Letter between the Company and Ryan Jurkovic, dated September 13, 2016**†

10.74	Philippe Hoffmann Employment contact and amendment to employment contract**†‡

10.75
Constellium US Holdings I, LLC U.S. Nonqualified Deferred Compensation and Restoration Plan, effective as of
January 1, 2019 (incorporated by reference to Exhibit 10.34 of Constellium N.V.’s Form 20-F filed March 11,
2019, File No. 001-35931)

10.76	First Amendment to Constellium US Holdings I, LLC U.S. Nonqualified Deferred Compensation and Restoration Plan, effective as of Oct. 14, 2021**

10.77	Constellium US Holdings I, LLC U.S. Nonqualified Deferred Compensation and Restoration Plan Amendment No. 2, effective as of October 29, 2024 **

14.1	Worldwide Code of Employee and Business Conduct**

19.1	Insider Trading Policy, dated as of December 2019 (incorporated by reference to Exhibit 11.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

21.1	List of subsidiaries**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of February 28, 2025**

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of February 28, 2025**

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of February 28, 2025**

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated as of February 28, 2025**

97.1	Clawback/Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
__________________
** Filed herewith.
+ Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.
† Indicates a management contract or compensatory plan.
‡ Translated in part.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constellium SE
Date: February 28, 2025	By	/s/ Jean-Marc Germain
Jean-Marc Germain
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jean-Marc Germain	Chief Executive Officer and Director	February 28, 2025
Jean-Marc Germain	(Principal Executive Officer)

/s/ Jack Guo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Jack Guo

/s/ Jean-Christophe Deslarzes	Chairman	February 28, 2025
Jean-Christophe Deslarzes

/s/ Michiel Brandjes	Director	February 28, 2025
Michiel Brandjes

/s/ John Ormerod	Director	February 28, 2025
John Ormerod

/s/ Lori A. Walker	Director	February 28, 2025
Lori A. Walker

/s/ Martha Brooks	Director	February 28, 2025
Martha Brooks

/s/ Isabelle Boccon-Gibod	Director	February 28, 2025
Isabelle Boccon-Gibod

/s/ Jean-Philippe Puig	Director	February 28, 2025
Jean-Philippe Puig

/s/ Jean-François Verdier	Employee Director	February 28, 2025
Jean-François Verdier

/s/ Wiebke Weiler	Employee Director	February 28, 2025
Wiebke Weiler

/s/ Emmanuel Blot	Director	February 28, 2025
Emmanuel Blot