Form 10-K/A
period 2024-12-31
CONSTELLIUM SE
filed 2025-04-15
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2024
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-35931
Constellium SE
(Exact name of registrant as specified in its charter)

France	98-0667516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 East Lombard Street
Suite 1710
Baltimore, MD
21202
United States
(Address of principal executive office (US))
(443) 420-7861
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	CSTM	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $2.7 billion.
The number of issued and outstanding ordinary shares of the registrant on December 31, 2024, was 146,819,884 and 143,523,308 shares, respectively.

Auditor Name: PricewaterhouseCoopers	Auditor Location: Neuilly-sur-Seine, France	PCAOB ID 1347

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Constellium SE for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Original Filing”). Although, as a foreign private issuer, Constellium SE is not required to do so, beginning in 2025, Constellium SE has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC instead of filing the reporting forms available to foreign private issuers. The I.R.S. Employer Identification Number of Constellium US Holdings I, LLC which is a U.S. subsidiary of Constellium SE is: 27-4126819.

Constellium SE has also elected to voluntarily publish a proxy statement for its annual general meeting to be held in 2025 in a format intended to comply with the requirements of Schedule 14A of the Exchange Act. However, as Constellium SE’s proxy statement is not filed pursuant to Regulation 14A, Constellium SE may not incorporate by reference information required by Part III of its Form 10-K from its proxy statement.

Therefore, we are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, which provides that registrants may file an amendment with the SEC within 120 days after the end of the fiscal year to provide certain information required by Part III of the Form 10-K. Accordingly, this Amendment is being filed solely to:

•	amend Part III, Item 11 of the Original Filing to include the information not previously included in such Items;

•	amend Part III, Item 12 of the Original Filing to include an updated description of the material features of the Constellium SE 2013 Equity Incentive Plan; and

•
amend Part IV, Item 15 of the Original Filing to include (i) an amended description of our ordinary shares as Exhibit 4.1, (ii) Amendment No. 6 to the Constellium SE 2013 Equity Incentive Plan as Exhibit 10.61, and (iii) new certifications of our Principal Executive Officer and Principal Financial Officer as Exhibits 31.1 and 31.2, dated as of the date hereof.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Filing. This Amendment speaks as of the date of the Original Filing and does not otherwise reflect events that may have occurred after the date of the Original Filing, nor does it modify or update any disclosures that may have been affected by events subsequent to the date of the Original Filing, except as otherwise stated.

References to “CSTM”, “we”, “us”, “our” or “the Company” in this Amendment refer to Constellium SE together with its consolidated subsidiaries.

i

Table of Contents

		Page
PART III

Item 11	Executive Compensation	1

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

PART IV

Item 15	Exhibits and Financial Statement Schedules	29

Signatures		38

ii

PART III

Item 11.	Executive Compensation.

This Compensation Discussion and Analysis (the “CD&A”) discusses our compensation policies and determinations that apply to our named executive officers (the “Named Executive Officers” or “NEOs”). When we refer to NEOs, we are referring to the following individuals whose 2024 compensation is set forth below in the Summary Compensation Table and subsequent compensation tables.

Name	Position
Jean-Marc Germain	Chief Executive Officer (“CEO”)
Jack Guo	Senior Vice President and Chief Financial Officer (“CFO”)
Ingrid Joerg	Executive Vice President and Chief Operating Officer President, Packaging, Automotive & Rolled Products business unit
Philippe Hoffmann	President, Aerospace & Transportation business unit
Ryan Jurkovic	Chief Human Resources Officer

While the discussion in the CD&A is focused on our NEOs, many of our executive compensation programs apply broadly to our executive officers and senior officers.

Executive Summary

Our Executive Compensation Philosophy

Our executive compensation philosophy rests on four pillars:

1)	Total Compensation Approach. Pay and rewards are considered in their totality.
2)	Differentiated Pay Based on Performance and Value Creation. Compensation is differentiated in a way that recognizes the value that each executive creates individually and collectively.
3)	Market Competitiveness. We use appropriate competitive data to inform, but not dictate, pay decisions.
4)
Well-conceived Pay Positioning, Pay Mix and Award Allocation. We consider both internal equity and external market comparisons in setting total direct compensation; balance direct compensation components in a way that gives a competitive mix of cash and equity ownership, with higher percentages of equity the more senior the role; use a mix of metrics; and motivate executives to have an ownership mindset and to align with shareholder interests by providing them the opportunity to own Company stock.

2024 Business Highlights

2024 was a challenging year as the Company experienced demand weakness across most of its end markets along with extreme weather impacting operations in the US and Europe. Beginning in 2025, the Company became a voluntary domestic filer and began filing reports under the SEC’s U.S. domestic company forms. The Company filed its Annual Report on Form 10-K on February 28, 2025, which included audited financial statements prepared under U.S. GAAP and in U.S. dollars for the first time. Previously, the Company disclosed consolidated financials prepared under IFRS and in euros. In 2024, the Company had Adjusted EBITDA of $623 million and Free Cash Flow of $(100) million as disclosed in its Form 10-K and as prepared under U.S. GAAP. The Company's management's discussion and analysis of financial condition and results of operations, quantitative and qualitative disclosures about market risk, and financial statements for fiscal year 2024 can be found in Items 7, 7A, and 8, respectively, of the Company's Annual Report on Form 10-K.

2024 Compensation Highlights

Consistent with our executive compensation philosophy and our performance in 2024, the elements of our direct compensation program for the NEOs and a summary of related compensation highlights for 2024 are set forth below.

Compensation Component	Link to Compensation Philosophy	2024 Compensation Highlights
Base Salary
• Competitive base salaries help attract and retain executive talent
• Fixed cash compensation recognizes factors such as individual contribution, time in role, and scope of responsibility
• Reviewed annually and adjusted as appropriate
• Merit and/or market-based increases for 2024, ranging from 0% to 7%
Annual Cash Incentive (EPA)	• Focus executives on achieving annually established financial, strategic, and individual goals that are key indicators of ongoing operational performance and support our business strategy	• EPA awards were earned below target, with payouts as a percentage of target ranging from 34% to 39%
Long-Term Equity Incentives
• Incentivize and reward long-term gains in shareholder value, with vesting terms of three years to support retention while rewarding future growth
• Encourages executive ownership and alignment with external shareholders

• Executives were awarded a combination of restricted stock units, or RSUs, and performance stock units, or PSUs
• PSUs that were eligible to be earned based on three-year relative total shareholder return (“TSR”) performance from May 2021 to May 2024, measured against the companies in the S&P MidCap 400 Materials Index and the S&P SmallCap 600 Materials Index, were earned at 152% of target

Positive Pay Practices

The Company's executive compensation program reflects several positive pay governance practices, as follows:

What We Do	What We Don't Do
✔ Grant compensation that is primarily at-risk and variable	✘ Allow hedging or pledging of Company stock by directors or executive officers
✔ Subject annual cash incentives and PSUs to measurable and rigorous goals	✘ Reprice stock options
✔ Use an independent compensation consultant on an ad-hoc basis	✘ Provide excessive perquisites
✔ Cap annual cash incentive payments at 150% of target and PSUs at 200% of target	✘ Pay tax gross-ups on a change in control
✔ Structure compensation to avoid excessive risk taking	✘ Provide “single trigger” change in control payments
✔ Provide competitive compensation that is compared against industry peer groups	✘ Provide excessive severance benefits
✔ Maintain a robust clawback policy

Say-On-Pay

As a foreign private issuer, we are exempt from the proxy solicitation rules under Section 14 of the Exchange Act, including rules requiring a shareholder advisory vote to approve the compensation of our named executive officers (commonly referred to as the “Say-On-Pay vote”) in connection with a proxy solicitation.

How We Determine Executive Compensation

Oversight Responsibilities for Executive Compensation

The table below summarizes the key oversight responsibilities for executive compensation.

Board of Directors
• Approves the compensation philosophy, policies and structure with respect to the EPA and long-term equity incentive plan
• Reviews and approves the performance and remuneration of our Chief Executive Officer on an annual basis

Human Resources Committee
• Reviews and make recommendations to the Board with respect to our compensation philosophy, policies and structure with respect to the EPA and long-term equity incentive plan
• Reviews and recommends the corporate goals, performance and compensation structure of our Chief Executive Officer on an annual basis
• Reviews and approves recommendations on the compensation structure of the Chief Executive Officer’s direct reports on an annual basis

Chief Executive Officer and Management
• Management, including the Chief Executive Officer, develops preliminary recommendations regarding compensation matters with respect to all NEOs, other than the Chief Executive Officer, and provides these recommendations to the Human Resources Committee
• Responsible for the administration of the compensation programs once Human Resources Committee decisions are finalized
• Chief Executive Officer is not involved in any decision as to his own compensation

Use of Market Data

The Human Resources Committee approved a peer group of industry-relevant and similarly sized companies to be used for reference when making 2024 compensation decisions. Market comparison information for the CEO and CFO was sourced from publicly available peer group information. Market comparison information for our other NEOs was sourced from the Mercer Executive Remuneration survey for the manufacturing industry. For Ms. Joerg and Mr. Hoffmann, the Pan-European survey data for manufacturing industry was utilized; for Mr. Jurkovic, the US survey data for manufacturing industry was utilized. These data sources served as important reference points in assessing the competitiveness of base salary, incentive targets, and total direct compensation, as well as on overall market design practices.

For purposes of 2024 executive compensation decisions, the Human Resources Committee approved the following North American peer group.

2024 North American Compensation Peer Group
Alcoa Corporation	Commercial Metals Co.	Ryerson Holding Corp.
ATI Inc.	Crown Holdings, Inc.	Schnitzer Steel Industries, Inc.
Arconic Corp.	Kaiser Aluminum Corp.	Steel Dynamics, Inc.
Century Aluminum Co.	Novelis Inc.	Thor Industries, Inc.
Cleveland-Cliffs Inc.	Reliance, Inc.	Worthington Enterprises, Inc.

2024 Named Executive Officer Compensation

Base Salary

Base salaries for each Named Executive Officer are set taking into account such executive's qualifications, experience, and contributions. Base salaries are reviewed annually, and any adjustment is determined based on an assessment of corporate performance, the performance of each Named Executive Officer against his or her individual job and functional area's responsibilities, and competitive market conditions for executive compensation for similar positions. For and during 2024, base salaries were increased as follows, to reflect annual merit increases and to align with market:

Name	2023 Base Salary	2024 Base Salary	% Increase
Jean-Marc Germain	$1,115,000	$1,115,000	—
Jack Guo	$525,000	$540,000	3%
Ingrid Joerg(1)	$945,804	$988,607	5%(2)
Philippe Hoffmann(1)	$611,994	$656,235	7%(2)
Ryan Jurkovic	$520,000	$544,000	5%

(1)	Amounts converted to U.S. dollars from Swiss francs based on the average exchange rate of 1.1127 and 1.1363 in 2023 and 2024.
(2)
The percentage base salary increases reflected for Ms. Joerg and Mr. Hoffmann are partially driven by increase in average exchange rates. Ms. Joerg’s base salary increased by 2% (CHF 850,008 in 2023 to CHF 870,012 in 2024) and Mr. Hoffmann’s by 5% (CHF 550,008 in 2023 to CHF 577,512 in 2024).

Annual Cash Incentive Plan (the “EPA”)

Each of our NEOs participates in the Employee Performance Award (EPA) plan. The EPA is an annual cash bonus plan intended to provide performance-related award opportunities to employees contributing substantially to the success of the Company. Under the EPA, participants are provided opportunities to earn cash bonuses based on the level of achievement of certain financial, sustainability, and individual objectives as approved by our Human Resources Committee for the applicable annual performance period.

The three components of bonuses awarded under the EPA for 2024 had the following weights:

•	Financial Objectives(1)(4) — 65% (EPA Adjusted EBITDA(2) (50%) and EPA Adjusted Free Cash Flow(3) (15%))

•	Sustainability Objectives — 15% (Environmental, Health and Safety (“EHS”) (5%), Inclusion (5%), and Carbon Emissions (5%))

•	Individual Objectives — 20%

(1)
In 2024 and earlier years, the Company prepared consolidated audited financial statements solely under IFRS and euros. As such, the metrics used to set the 2024 EPA targets are based on the Company’s 2024 EPA Adjusted EBITDA and EPA Adjusted Free Cash Flow prepared under IFRS and presented in euros (as set forth in the following EPA table).

(2)
EPA Adjusted EBITDA is defined as income / (loss) from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation, amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, metal price lag, share-based compensation expense, non-operating gains / (losses) on pension and other post-employment benefits, expenses on factoring arrangements, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items, and as may be further adjusted by the Company on an annual basis to remove the impact of certain one-off or non-recurring events.

(3)
EPA Adjusted Free Cash Flow is defined as net cash flow from operating activities, less capital expenditures, net of property, plant and equipment inflows excluding factoring impacts and may be further adjusted by the Company on an annual basis to remove the impact of certain one-off or non-recurring events.

(4)	The adjustments taken for EPA Adjusted EBITDA and EPA Adjusted Free Cash Flow are reviewed and approved by the Human Resources Committee. In fiscal year 2024 no additional adjustments were made.

Each component can be earned at 0% to 200% of target, however, the overall EPA payout is capped at 150% of target.

Financial Objectives. To promote synergies throughout the Company, the EPA is designed to encourage individual plants, business units and our corporate division to work closely together to achieve common strategic, operating and financial goals.

For 2024, the Human Resources Committee chose EPA Adjusted EBITDA and EPA Adjusted Free Cash Flow as the financial objectives because it views these to be the best measures of the Company's performance in the short-term, with greater weighting on EPA Adjusted EBITDA due to its importance in measuring the profitability and financial performance of the Company’s operating segments. Below are the 2024 threshold, target, maximum and actual performance levels against these metrics:

Metric	Threshold (0% of target)	Target (100% of target)	Maximum (200% of target)	Actual	% Achievement (unweighted)
EPA Adjusted EBITDA(1)	€665	€740	€815	€542.4	0%
EPA Adjusted Free Cash Flow(1)	€60	€120	€180	€4.8	0%

(1)	In millions and rounded. As disclosed above, the figures in the table are based on the Company’s 2024 results reported in euros and prepared under IFRS.

If threshold performance is not achieved for a financial objective, there is no payout. Between threshold performance and target performance, payouts increase linearly from 0% to 100%. Achieving maximum performance level for a financial objective results in a payout of 200%, with payouts increasing linearly from 100% to 200% (subject to the overall EPA cap of 150% of target).

Sustainability Objectives. The sustainability objectives are divided into EHS (5%), inclusion (5%) and carbon emissions (5%) components. The EHS metric is measured quarterly at the Company, business unit or operating unit/site level, while inclusion and carbon emissions (scope 1 and carbon 2 emission) are measured annually at the Company level. Payout for sustainability objectives can range from 0% to 200% (subject to the overall EPA cap of 150% of target).

The EHS recordable case rate measures the number of fatalities, serious injuries, lost-time injuries, restricted work injuries, or medical treatments per 1 million hours worked, including by our contractors. The 2024 threshold, target and maximum for EHS were 1.98, 1.65 and 1.50 respectively. EHS recordable case rate is measured on a quarter-by-quarter basis with the resulting average of the four quarters calculated at year-end. For 2024, the unweighted achievement for EHS recordable case rate was 23%. For inclusion, the threshold, target and maximum were 23%, 24% and 25%. For carbon emissions, the threshold, target and maximum were 0.697, 0.632 and 0.615. The actuals for inclusion and carbon emissions were 24.9% and 0.659, resulting in unweighted achievement of 190% and 58.5%.

Individual Objectives. The individual objectives are evaluated annually via the performance management program (the “Performance Management Program”), and achievement against these objectives is used to determine the percentage attained of the individual objectives target. Payouts for individual objectives can range from 0% to 200% (subject to the overall EPA cap of 150% of target).

The individual objectives for 2024 were as follows:

•
Mr. Germain: Driving financial performance by delivering budget, driving sustainable Free Cash Flow generation, advancing the overall strategy with sustainability as a competitive advantage, strengthening the leadership pipeline for executive officer succession, and fostering growth in shareholder relations.

•	Mr. Guo: Executing the 2024 budget and financial objectives, refining M&A roadmap and strategy, driving high-value strategic initiatives, and advancing team development.

•	Ms. Joerg: Leading the strategic oversight of three business units, driving achievement of overall group financial performance and sustainability targets and developing leadership succession.

•	Mr. Hoffmann: Delivering 2024 budget and targeted operational performance while executing a long-term strategy to ensure the sustainable profitability of the A&T business.

•
Mr. Jurkovic: Implementing the human resources annual and strategic plan to enable business performance, driving talent and organizational development, executing rewards strategy and ensuring effective human resources governance.

Based on individual performance outcomes, the Human Resources Committee recommended the following payout percentages for the individual objectives component: Mr. Germain 100%; Mr. Guo 100%; Ms. Joerg 100%; Mr. Hoffmann 125%; and Mr. Jurkovic 100%.

Based on the performance results described above, the NEOs earned the following EPA payouts for 2024. Bonuses earned for fiscal year 2024 were paid out in March 2025.

Name	2024 Target Bonus (% of Base Salary)	2024 Target Bonus ($)	2024 Bonus Payout (% of Target)	2024 Bonus Payout ($)
Jean-Marc Germain	140%	$1,561,000	34%	$524,496
Jack Guo	90%	$486,000	34%	$163,296
Ingrid Joerg(1)	90%	$889,747	34%	$298,955
Philippe Hoffmann(1)	85%	$557,800	39%	$215,331
Ryan Jurkovic	65%	$353,600	34%	$118,810

(1)	Target bonus amounts and bonus payout amounts are converted to U.S. dollars from Swiss francs based on the average exchange rate of 1.1363 in fiscal year 2024.

Long-Term Equity Incentive Program

2024 Equity Grants

Equity grants are a critical component of our executive compensation strategy, designed to incentivize our executive officers and closely align their interests with those of our shareholders. Our 2024 annual long-term equity program consisted of restricted stock units (“RSUs”) and performance stock units (“PSUs”), with targeted weightings of approximately 35% and 65%, for RSUs and PSUs, respectively. Our targeted grant values are based on Constellium's 20-day average stock price prior to the grant date and differ from the grant date fair values used for accounting purposes that are reflected in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Award Type	Description / Objective
Restricted Stock Units	• Cliff vest on the third anniversary of the grant date, subject to continued service • Realized value linked to share price while supporting retention
Performance Stock Units
• Awarded to select executives to further incentivize performance
• PSUs may be earned from 0% - 200% of target shares awarded based on achievement against three-year relative TSR goals
• Performance is measured against the companies in the S&P MidCap 400 Materials Index and the S&P SmallCap 600 Materials Index
• Earned units vest on the third anniversary of the grant date, subject to continued service

The performance schedule for the 2024 PSUs is summarized in the table below; provided that, if Constellium's Total Shareholder Return (“TSR”) is negative, the number of PSUs that can be earned is capped at 100% of target.

Constellium TSR	% of Target PSUs Earned
Below the average of the two 25th percentile TSRs of the comparator group	0%
Equal to the average of the two 25th percentile TSRs of the comparator group	25%
Between the average of the two 25th percentile TSRs and the average of the two median TSRs of the comparator group	25% - 100%, determined by linear interpolation
Equal to the average of the two median TSRs of the comparator group	100%
Between the average of the two median TSRs and the average of the two 75th percentile TSRs of the comparator group	100% - 200%, determined by linear interpolation
Equal to or above the average of the two 75th percentile TSRs of the comparator group	200%

2021-2024 PSUs

PSUs that were eligible to be earned based on three-year relative TSR performance from May 2021 to May 2024, against the same peer group and performance schedule as described above for the 2024 PSUs, were earned at 152% of target.

Other Compensation and Governance Matters

Equity Grant Policies

Equity grants to executive officers currently are made pursuant to our Constellium SE 2013 Equity Incentive Plan. We do not coordinate the grant of equity awards to the timing of releases of material non-public information.

Share Ownership Guidelines (“SOGs”)

In 2018, we adopted Share Ownership Guidelines for our executive officers to encourage minimum levels of ownership and to foster alignment between the executive officers and shareholder interests. The Share Ownership Guidelines for our executive officers are as follows:

Position	Ownership Requirement (multiple of base salary)
Chief Executive Officer	4x
Chief Financial Officer and Business Unit Presidents	2x
All Other Executive Officers	1x

The SOGs give the executive officers five years to achieve guideline percentages. 50% of unvested RSUs count towards ownership, and unvested PSUs do not count toward ownership.

Employment Agreements and Termination Benefits

Constellium is party to employment agreements or offer letters with each of its NEOs. In general, Constellium may terminate its executive's employment or services for “cause” upon advance written notice, without compensation, for certain acts of the officer. Each executive officer may terminate his or her employment at any time upon advance written notice to Constellium. If the executive's employment or services is terminated by Constellium without “cause” or by the executive for “good reason,” the executive may be entitled to certain payments as provided by applicable laws or under the applicable employment agreement or offer letter. Except for the foregoing, our executives are not entitled to any severance payments upon the termination of their employment or services for any reason. See “Potential Payments Upon Termination or Change-In-Control” for further detail.

Retirement Benefits

Our U.S. based NEOs participate in a tax-qualified defined contribution 401(k) plan available to all our salaried employees. Additionally, a select group of highly compensated employees of Constellium US Holdings I, LLC and certain other subsidiaries and affiliates (including Messrs. Germain, Guo and Jurkovic) are eligible to participate in the Constellium US Holdings I, LLC U.S. Non-qualified Deferred Compensation and Restoration Plan (“DCRP”). The DCRP allows such employees to defer up to 85% of their EPA award. The DCRP is also a non-qualified restoration plan for employer contributions that cannot be made to our 401(k) plan due to the Code Section 401(a)(17) annual limit on compensation paid under a qualified plan. The restoration contribution equals 9% of total eligible 2024 pay (base salary plus bonus award paid in 2024) in excess of this limit. The 9% consists of the 6% employer matching contribution and the 3% non-elective retirement contribution. Employee EPA deferrals and employer restoration contributions are 100% vested.

Ms. Joerg and Mr. Hoffmann, who are based in Switzerland, participate in the Constellium Group Switzerland Pension Fund (Basic Plan) within FCT (Trianon Collective Foundation) and Constellium Group Switzerland Pension Fund (Plan 1e) within FCT 1e (Trianon Collective Foundation 1e). The Plan 1e generally operates similarly to a U.S. qualified defined contribution plan, and allows participants to choose their pension fund assets’ investment strategy. Both Constellium and the participants make contributions to the Plan 1e. Retirement benefits are only payable as a lump sum. Employer contributions to the Plan 1e are reflected within All Other Compensation in the Summary Compensation Table. Please see the 2024 Pension Benefits table for further information regarding the Basic Plan.

Other Benefits

We provide employees with benefits and perquisites based on competitive market conditions. All salaried employees, including the NEOs, receive healthcare coverage as well as life and disability insurance protection. Our NEOs (and some other executive officers) are also entitled to additional benefits, which may include a car allowance, parking, lunch allowance, company car, and tax services.

Prohibition on Hedging and Pledging

We adopted an anti-hedging and pledging policy prohibiting directors and executive officers from engaging in hedging transactions and pledging of Constellium ordinary shares effective March 2025. For this purpose, a hedge means any financial instrument or derivative transaction, or trading strategy designed to hedge or offset any decrease in the market value of the Company's ordinary shares, such as a covered call, collar, prepaid variable forward sale contract, equity swap, exchange fund or similar transaction.

Clawback Policy

In November 2023, the Board approved a compensation clawback policy pursuant to, and consistent with, the listing requirements of the NYSE. The policy applies to certain members of the Company's current and former executive officers and provides for the mandatory recovery of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws.

Compensation Risk Assessment

We believe our approach to compensation helps mitigate excessive risk-taking that could harm stockholder value or reward poor judgment by our executives. Our Human Resources Committee monitors and considers the risk mitigating factors when recommending executive compensation. The Company engaged an external compensation consultant to perform a compensation risk assessment. The compensation consultant noted that the current compensation plan provides for a balanced approach to delivering incentives and gave the company a low-risk rating. Based on such external review, the Human Resources Committee has concluded that the compensation program does not create risks that are reasonably likely to have a materially adverse effect on the Company or put the Company at risk.

HUMAN RESOURCES COMMITTEE REPORT

Our Human Resources Committee has reviewed and discussed the section entitled "Compensation Discussion and Analysis" with management. Based upon this review and discussion, the Human Resources Committee recommended to the Board of Directors that the section entitled "Compensation Discussion and Analysis" be included in this annual report on Form 10-K.

Martha Brooks, Chair
Jean-Christophe Deslarze
Jean-Philippe Puig

FISCAL YEAR 2024 SUMMARY COMPENSATION TABLE

The following table sets forth summary information concerning the compensation of our NEOs for each of the last three completed fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)(8)
Jean-Marc Germain Chief Executive Officer(5)	2024	$1,115,000	$0	$6,915,992	$524,496	$0	$326,264	$8,881,752
	2023	$1,115,000	$0	$6,452,077	$2,074,569	$0	$321,347	$9,962,993
	2022	$1,115,000	$0	$5,662,557	$1,966,979	$0	$194,474	$8,939,010
Jack Guo Chief Financial Officer(6)	2024	$536,250	$0	$1,383,193	$163,296	$0	$104,429	$2,187,167
	2023	$480,054	$0	$1,173,101	$470,048	$0	$83,271	$2,206,475
Ingrid Joerg Chief Operating Officer(7)	2024	$982,925	$0	$1,175,715	$298,955	$191,676	$124,763	$2,774,033
	2023	$877,184	$0	$2,056,346	$1,018,297	$164,631	$92,251	$4,208,709
	2022	$775,801	$0	$994,402	$872,857	$0	$81,989	$2,725,049
Philippe Hoffmann President, A&T(7)	2024	$648,422	$0	$1,071,965	$215,311	$186,344	$73,421	$2,195,463
	2023	$605,037	$0	$1,099,792	$699,143	$252,519	$66,002	$2,722,494
	2022	$536,385	$0	$994,402	$596,420	$0	$59,802	$2,187,008
Ryan Jurkovic Chief Human Resources Officer	2024	$538,000	$0	$899,075	$118,810	$0	$127,721	$1,683,606
	2023	$515,000	$0	$916,483	$442,442	$0	$119,538	$1,993,463
	2022	$493,750	$0	$828,652	$408,527	$0	$85,295	$1,816,224

(1)
For fiscal year 2024, represents the aggregate grant date fair value of RSUs and PSUs granted in fiscal year 2024, computed in accordance with FASB ASC Topic 718. The total grant date fair value of the PSUs that may be earned depending on our relative TSR remains the same whether the maximum, target, or below target performance is earned. The assumptions used in calculating the valuations are set forth in Note 22 to the Company's consolidated financial statements for fiscal year 2024 including in the Company's Annual Report 10-K, filed with the SEC on February 28, 2025.

(2)
For fiscal year 2024, represents performance-based amounts earned under our 2024 Annual Cash Incentive Plan (the EPA) as described in the CD&A under “Annual Cash Incentive Awards.” Mr. Germain and Guo deferred a portion of their EPA payments into the DCRP, which deferral will be reflected in the DCRP during fiscal year 2025. See “Non-Qualified Deferred Compensation for Fiscal Year 2024” for more information.

(3)	Reflects the aggregate change in the actuarial present value of benefits under the Constellium Basic Swiss Pension Plan for Ms. Joerg and Mr. Hoffmann.

(4)
For fiscal year 2024, payments to our NEOs included in the “All Other Compensation” column include the following: Mr. Germain – parking, car allowance ($13,800), tax services; long-term disability, life insurance, individual disability, and medical insurance premiums ($23,480); and, employer contributions to the DCRP ($247,468) and the 401(k) Plan ($22,931); Mr. Guo – car allowance ($13,800); long-term disability, life insurance, individual disability, and medical insurance premiums ($23,480); and, employer contributions to the DCRP ($29,562) and the 401(k) Plan ($31,050); Ms. Joerg – car allowance, lunch allowance, and company car ($15,736); and employer contribution to the Constellium Switzerland 1e Pension Fund (Plan 1e) ($104,936); Mr. Hoffmann – company car ($10,027); dental insurance premiums; and, employer contribution to the Constellium Switzerland 1e Pension Fund (Plan 1e) ($61,134); and, Mr. Jurkovic – parking; car allowance ($13,800); long-term disability, life insurance, individual disability, and medical insurance premiums ($23,301); and, employer contributions to the DCRP ($53,417) and the 401(k) Plan ($23,969).

(5)	Mr. Germain does not receive additional compensation to serve as an executive director.

(6)	Mr. Guo was named Chief Financial Officer effective as of April 1, 2023. Prior to April 1, 2023, Mr. Guo was not a named executive officer.

(7)
Cash payments to Ms. Joerg and Mr. Hoffmann are made in Swiss francs. All payments were converted using the average exchange rate for the applicable fiscal year of 1 CHF to 1.1363 in 2024, 1 CHF to 1.1127 USD in 2023 and 1 CHF to 1.0466 USD in 2022. The source of the exchange rate is European Central Bank.

(8)	Items in the Total column may not foot due to rounding.

FISCAL YEAR 2024 GRANTS OF PLAN BASED AWARDS

The following table specifies the grants of awards made under our cash bonus and equity incentive plans to the NEOs during and for fiscal year 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plans(1)			Estimated Future Payouts Under Equity Incentive Plans(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)(4)	Grant Date Fair Value of Stock Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jean-Marc Germain	—	$0	$1,561,000	$2,341,500					—
	3/14/2024							94,710	$1,877,152
	3/14/2024				46,415	185,661	371,322		$5,038,840
Jack Guo	—	$0	$486,000	$729,000					—
	3/14/2024							18,942	$375,430
	3/14/2024				9,283	37,132	74,264		$1,007,762
Ingrid Joerg	—	$0	$889,747	$1,334,620					—
	3/14/2024							16,101	$319,122
	3/14/2024				7,891	31,562	63,124		$856,593
Philippe Hoffmann	—	$0	$557,800	$836,700					—
	3/14/2024							14,680	$290,958
	3/14/2024				7,194	28,777	57,554		$781,008
Ryan Jurkovic	—	$0	$353,600	$530,400					—
	3/14/2024							12,312	$244,024
	3/14/2024				6,034	24,136	48,272		$655,051

(1)
Represents awards that could have been earned under the EPA based on performance in fiscal year 2024. For additional information, please refer to the CD&A under “Annual Cash Incentive Plan” above. Actual EPA payouts are reflected in the “Summary Compensation Table” under the “Nonequity Incentive Plan Compensation” column.

(2)
Awards made pursuant to the Constellium SE 2013 Long Term Incentive Plan. With respect to the PSUs described in footnote (3) that may be earned depending on Constellium's relative TSR, the “Threshold” column reflects the number of PSUs that will be earned if the lowest TSR performance goals are achieved, the “Target” column reflects the number of PSUs that will be earned if the TSR performance goals are achieved at target levels, and the “Maximum” column reflects the maximum number of PSUs that could be earned if the highest level of performance is achieved.

(3)
PSUs may be earned from 0% - 200% of target shares awarded based on achievement against three-year relative TSR goals measured against the companies in the S&P MidCap 400 Materials Index and the S&P SmallCap 600 Materials Index. Earned PSUs vest on the third anniversary of the grant date, subject to continued service.

(4)	RSUs cliff vest on the third anniversary of the grant date, subject to continued service.
(5)
The amounts included in this column reflect the aggregate grant date fair value of PSUs and RSUs granted to the NEOs in fiscal year 2024, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures.

NEO Employment Arrangements

Employment Agreement with Jean-Marc Germain

Jean-Marc Germain's employment agreement is dated April 25, 2016, and provides that his annual base salary will be subject to review on an annual basis by the Board of Directors. Mr. Germain's annual base salary for 2024 was $1,115,000 and has not been raised since 2020. The employment agreement provides for a target annual bonus of 120% of base salary, with a potential maximum annual bonus of 180% of base salary. In 2022, Mr. Germain's target annual bonus was increased from 120% to 130% of base salary (equal to $1,449,500), and his potential maximum annual bonus was increased to 195% (equal to $2,174,250). In 2023, his target annual bonus was increased to 140% of base salary (equal to $1,561,000), and his potential maximum annual bonus was increased to 210% (equal to $2,341,500). Under his agreement, Mr. Germain may be granted equity compensation awards at the discretion of the Board of Directors.

Employment Agreement with Jack Guo

Jack Guo's employment agreement is dated as of March 31, 2023, and was entered into when he was promoted to Chief Financial Officer, effective April 1, 2023. The employment agreement provides for an annual base salary of $525,000 (which will be reviewed once per year commencing in 2024), a target annual bonus of 75% of base salary (equal to $393,750), and a maximum potential annual bonus which could be up to 150% of base salary. For 2023, his annual bonus was calculated based on (i) his prior position held from January 1 to March 31, and (ii) his position and compensation as Chief Financial Officer held from April 1 to December 31, 2023. Mr. Guo may be granted equity compensation awards at the discretion of the Board of Directors. Effective April 1, 2024, Mr. Guo's annual base salary was increased by 3% to $540,000. His annual target bonus was 90% of his base salary (equal to $486,000), with a maximum potential annual bonus of 135% of base salary ($729,000).

Offer and Promotion Letters with Ingrid Joerg

Ingrid Joerg originally entered into an offer letter on December 15, 2014, in connection with her commencement of employment with Constellium. On July 24, 2023, she entered into an addendum to her offer letter when she was promoted to Executive Vice President and Chief Operating Officer, BU President for Packaging & Automotive Rolled Products and Interim President of Automotive Structures & Industry, effective September 1, 2023, which provides that her annual base salary is CHF 850,000 per year, a target annual bonus of 90% of base salary (equal to CHF 765,000), and a maximum annual bonus of 135% of base salary (equal to CHF 1,147,500). Effective April 1, 2024, Ms. Joerg's annual base salary was increased by 2% to CHF 870,012. Her annual target bonus was 90% of her base salary (equal to CHF 783,011), with a maximum potential annual bonus of 135% of base salary (CHF 1,174,516). Under her agreement, Ms. Joerg may be granted equity compensation awards at the discretion of the Board of Directors.

Offer Letter with Phillippe Hoffmann

Phillippe Hoffmann entered into an offer letter on October 1, 2020, in connection with his continued employment with Constellium, which provides that his annual base salary will be CHF 475,000 per year, a target annual bonus of 85% of base salary (equal to CHF 403,750). Effective April 1, 2024, Mr. Hoffmann's annual base salary was increased by 5% from CHF 550,008 to CHF 577,512. His annual target bonus was 85% of his base salary (equal to CHF 490,885), with a maximum potential annual bonus of 127.5% of base salary (CHF 736,328). Mr. Hoffmann may be granted equity compensation awards at the discretion of the Board of Directors.

Employment Agreement with Ryan Jurkovic

Ryan Jurkovic's employment agreement is dated as of September 31, 2016, and was effective as of November 2, 2016. The employment agreement provides for an annual base salary of $400,000 (which will be reviewed once per year), a target annual bonus of 60% of base salary (equal to $240,000), and a maximum potential annual bonus of 90% of base salary (equal to $360,000). Under his agreement, Mr. Jurkovic may be granted equity compensation awards at the discretion of the Board of Directors. Effective April 1, 2024, Mr. Jurkovic's annual base salary was increased by 5% from $520,000 to $544,000. His annual target bonus was 65% of his base salary (equal to $353,600), with a maximum potential annual bonus of 97.5% of base salary (equal to $530,400).

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR END

The following table sets forth certain information with respect to outstanding stock awards granted to our NEOs as of fiscal year end. As of December 31, 2024, we have not granted stock options.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Yet Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units, or Other Rights That Have Not Yet Vested ($)(2)
Jean-Marc Germain	3/14/2024	94,710	$972,672
	3/14/2024			371,322	$3,813,477
	3/9/2023	106,438	$1,093,118
	3/9/2023			417,306	$4,285,733
	3/10/2022	81,037	$832,250
	3/10/2022			317,716	$3,262,943
Jack Guo	3/14/2024	18,942	$194,534
	3/14/2024			74,264	$762,691
	3/9/2023	19,352	$198,745
	3/9/2023			75,874	$779,226
Ingrid Joerg	3/14/2024	16,101	$165,357
	3/14/2024			63,124	$648,283
	3/9/2023	18,143	$186,329
	3/9/2023			71,132	$730,526
	7/10/2023	56,301	$578,211
	3/10/2022	14,231	$146,152
	3/10/2022			55,794	$573,004
Philippe Hoffmann	3/14/2024	14,680	$150,764
	3/14/2024			57,554	$591,080
	3/9/2023	18,143	$186,329
	3/9/2023			71,132	$730,526
	3/10/2022	14,231	$146,152
	3/10/2022			55,794	$573,004
Ryan Jurkovic	3/14/2024	12,312	$126,444
	3/14/2024			48,272	$495,753
	3/9/2023	15,119	$155,272
	3/9/2023			59,276	$608,765
	3/10/2022	11,859	$121,792
	3/10/2022			46,494	$477,493

(1)	RSUs cliff vest on the third anniversary of the grant date, subject to continued service.

(2)	Amounts reported are based on the closing price of our ordinary shares on the NYSE as of December 31, 2024, the last trading day of our fiscal year, of $10.27 per share.

(3)
Annual PSUs may be earned from 0% - 200% of target shares awarded based on achievement against three-year relative TSR goals measured against the companies in the S&P MidCap 400 Materials Index and the S&P SmallCap 600 Materials Index. Earned PSUs vest on the third anniversary of the grant date, subject to continued service. The number of shares presented for PSUs assume achievement at maximum performance as described under the section titled “2024 Equity Grants” in the CD&A.

STOCK VESTED IN FISCAL YEAR 2024

The following table summarizes the number of RSUs and PSUs that were acquired upon vesting and the value realized upon such vesting for each of the NEOs during fiscal year 2024.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jean-Marc Germain	357,070	$7,212,814
Jack Guo	13,002	$262,640
Ingrid Joerg	62,546	$1,263,429
Philippe Hoffmann	62,546	$1,263,429
Ryan Jurkovic	51,010	$1,030,402

PENSION BENEFITS FISCAL YEAR 2024

Name	Plan	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Ingrid Joerg	Constellium Group Switzerland Pension Fund (Basic Plan)	9.80	$1,389,512	$0
Philippe Hoffmann	Constellium Group Switzerland Pension Fund (Basic Plan)	10.50	$1,681,743	$0

(1)	Years of credited service represent seniority within Constellium. They do not affect the calculation of benefits under the Basic Plan.

(2)	The amounts in the table were calculated in Swiss francs and converted to U.S. dollars using the average exchange rate for 2024 (1 CHF to 1.1363 USD).

Ms. Joerg and Mr. Hoffmann participate in the Constellium Group Switzerland Pension Fund (Basic Plan) within FCT (Trianon Collective Foundation), a cash balance-based pension arrangement, under which Constellium contributes an annual amount on behalf of each participant based on such participant’s salary, bonus and age. Participants must also make contributions based on their salary, bonus and age. The annual post-retirement benefit under the Swiss Basic Pension Plan is calculated as a percentage of the accumulated capital in the Basic Plan for the employee at the time the employee retires. In the event the employee retires earlier than the regular retirement age of 65, the percentage is reduced. Subject to certain conditions, participants may elect to receive pension benefits entirely or partially in a lump sum; any funds taken as a lump sum reduce the remaining capital and, as a result, the amount of the annual payments. Because of the way benefits are calculated under the Basic Plan, it is not possible to express the pension benefits as a percentage of the last or an average salary.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR 2024

The following table shows the non-qualified deferred compensation activity for each of the NEOs during fiscal year 2024. The DCRP is described in the CD&A under “Retirement Benefits.”

Name	Executive Contributions In Last FY ($)(1)	Company Contributions In Last FY ($)(2)	Aggregate Earnings In Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last FYE ($)(4)
Jean-Marc Germain	$1,763,384	$247,678	$270,721	$0	$3,464,173
Jack Guo	$0	$29,562	$13,036	$0	$163,395
Ingrid Joerg	—	—	—	—	—
Philippe Hoffmann	—	—	—	—	—
Ryan Jurkovic	$0	$53,417	$21,269	$0	$330,660

(1)	Amounts represent the portion of the EPA award that each executive deferred during fiscal year 2024 (in respect of fiscal year 2023 compensation).
(2)
Represents Constellium's restoration contributions under the DCRP that funded in fiscal year 2024 (in respect of fiscal year 2023 compensation). These contributions are also reported in the “Summary Compensation Table” under the “All Other Compensation” column.

(3)	None of the amounts shown in this column are included in the “Summary Compensation Table” because they are not preferential or above-market.
(4)
None of the amounts in this column were previously reported in the Summary Compensation Table for prior fiscal years as this is the first year that Constellium has disclosed a Summary Compensation Table, however, a portion of the amounts in this column reflect executive and Company contributions for years prior to fiscal year 2024.

Earnings on amounts contributed to the DCRP, like our 401(k) plan, are based on participant selections among the deemed investment options selected by Constellium that are similar to those provided under the 401(k) plan. Benefits under the DCRP are unsecured and are general assets of Constellium. Participants are generally eligible to receive payment (or commence payment, as applicable) of their vested benefit as soon as practicable after July 1st of the year following their year of termination, with respect to employee contributions, on or about July 1st of the year specified by the participant, or at a later date if necessary to comply with Section 409A of the Internal Revenue Code. Participants may elect to receive their payments in a lump sum or in installments.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT
OR CHANGE IN CONTROL

NEO Employment Arrangements

In general, Constellium may terminate its officers' employment or services for “cause” upon advance written notice, without compensation, for certain acts of the officer. Each officer may terminate his or her employment at any time upon advance written notice to Constellium. In the event that the officer's employment or services is terminated by Constellium without “cause” or by him or her for “good reason,” the officer may be entitled to certain payments as provided by applicable laws or collective bargaining agreements or as otherwise provided under the applicable employment agreements or offer letters as described below. Except for the foregoing, our officers are not entitled to any severance payments upon the termination of their employment or services for any reason. Mr. Hoffmann's offer letter does not provide for any severance benefits.

Employment Agreement with Jean-Marc Germain

Under Jean-Marc Germain's employment agreement, if Mr. Germain is terminated without “cause” or he resigns for “good reason” (each as defined in the employment agreement), he will be entitled to receive, subject to his execution and non-revocation of a release of claims, cash severance equal to one time (or two times if such termination occurs within the 12-month period following a “change in control” (as defined in the employment agreement)) the sum of his annual base salary and target annual bonus, payable in installments. The employment agreement also includes perpetual confidentiality and mutual non-disparagement covenants and 12-month post-termination non-competition and non-solicitation covenants.

Employment Agreements with Jack Guo and Ryan Jurkovic

Under each of Jack Guo and Ryan Jurkovic's employment agreements, if they are terminated without “cause” or resign for “good reason” (each as defined in the employment agreement), they will be entitled to receive, subject to execution and non-revocation of a release of claims, (a) cash severance in an amount equal to the sum of their respective annual base salary and target annual bonus, payable in equal installments over 12 months, and (b) up to six months of COBRA coverage paid by Constellium. Both of the employment agreements also include a perpetual confidentiality covenant and 12-month post-termination non-competition and non-solicitation covenants. If Mr. Guo or Mr. Jurkovic's employment is terminated without “cause”, they will be offered an additional amount equal to 50% of the sum of their respective annual base salary and target annual bonus paid in the 12 months prior to termination, to be paid in installments, in consideration for agreeing to not compete.

Offer and Promotion Letters with Ingrid Joerg

Under Ingrid Joerg's offer letter, as amended to date, if Ms. Joerg is terminated without “cause” or she resigns for “good reason” (each as defined in the offer letter), she will be entitled to receive severance equal to 12 months of her current annual base salary. Her initial employment contract also includes a perpetual confidentiality covenant and 18-months post-termination non-competition and non-solicitation covenants. If Ms. Joerg's employment is terminated without “cause” or she resigns and Constellium decides to apply the aforementioned restrictive covenants, Ms. Joerg will be offered an additional amount equal to (a) in the case of her resignation, 50% of her average compensation (including annual base salary, annual bonus award, if any, and afferent vacation pay paid to her in the 12 months prior to her termination), or (b) in the case of her termination without “cause”, 60% of her average compensation (including gross base salary, annual bonus award, if any, and afferent vacation pay paid to her in the 12 months prior to her termination), in each case paid in installments in consideration for her agreeing to not compete.

Treatment of Outstanding Equity Awards as of December 31, 2024

The terms of the applicable RSU and PSU award agreements provide for the following treatment of unvested equity awards in connection with qualifying terminations of employment or a change in control. Outstanding RSUs and PSUs are subject to full, immediate vesting, based on target performance in the case of PSUs, upon a participant's death; full, continued vesting, based on actual performance in the case of PSUs, upon a participant's permanent disability; and, pro-rata, continued vesting, based on actual performance in the case of PSUs, upon a participant's retirement (none of the NEOs are currently retirement eligible). Upon a change in control (as defined under the applicable award agreements), RSUs and PSUs convert into cash obligations, with PSUs converting at the higher of target and actual performance as of the change in control, and the converted cash obligations remain subject to continued service through the original vesting date, provided that if a participant is terminated without “cause” or for “good reason”) (as defined under the applicable award agreements), the cash obligations vest in full upon such termination.

Quantification of Payments upon Termination or Change in Control

The following table provides information regarding certain potential payments that would have been made to the NEOs if the triggering event occurred on December 31, 2024, given compensation and service levels as of that date and, where applicable, based on the closing market price per share of the Company's ordinary shares on the last trading day of the fiscal year ($10.27 on December 31, 2024). Amounts actually received upon the occurrence of a triggering event will vary based on factors such as the timing during the year of such event the market price of the Company's ordinary shares, and the officer's compensation level.

		Prior to Change in Control	After a Change in Control
Name	Type of Payment	Involuntary Termination W/o Cause or w/ Good reason ($)	Involuntary Termination W/o Cause or w/ Good reason ($)	Death ($)	Disability ($)
Jean-Marc Germain	Cash Severance	$2,676,000	$5,352,000	—	—
	RSUs Unvested	—	$2,898,040	$2,898,040	$2,898,040
	PSUs Unvested(2)	—	$5,681,076	$5,681,076	$5,681,076
	Total	$2,676,000	$13,931,116	$8,579,116	$8,579,116
Jack Guo	Cash Severance(1)	$1,026,000	$1,026,000	—	—
	RSUs Unvested	—	$393,279	$393,279	$393,279
	PSUs Unvested(2)	—	$770,959	$770,959	$770,959
	Continued Health(3)	$11,975	$11,975	—	—
	Total	$1,037,975	$2,202,213	$1,164,238	$1,164,238
Ingrid Joerg	Cash Severance(1)	$988,607	$988,607	—	—
	RSUs Unvested	—	$1,076,050	$1,076,050	$1,076,050
	PSUs Unvested(2)	—	$975,907	$975,907	$975,907
	Total	$988,607	$3,040,564	$2,051,956	$2,051,956
Philippe Hoffmann	Cash Severance	—	—	—	—
	RSUs Unvested	—	$483,245	$483,245	$483,245
	PSUs Unvested(2)	—	$947,305	$947,305	$947,305
	Total	$0	$1,430,549	$1,430,549	$1,430,549
Ryan Jurkovic	Cash Severance(1)	$897,600	$897,600	—	—
	RSUs Unvested	—	$403,508	$403,508	$403,508
	PSUs Unvested(2)	—	$791,006	$791,006	$791,006
	Continued Health(3)	$11,884	$11,884	—	—
	Total	$909,484	$2,103,998	$1,194,514	$1,194,514

(1)	Cash severance amounts exclude potential additional payments in respect of restrictive covenant agreements, as described above for Messrs. Guo and Jurkovic and Ms. Joerg.
(2)
PSU calculations, in each case, assume target performance. As described above, upon a termination following a change in control, PSU payouts are based on the greater of target or actual performance as of the change in control, and upon a termination due to permanent disability, PSU payouts will be based on actual performance at the end of the vesting period.

(3)
Continued health payment represents 6 months of COBRA coverage for Mr. Guo if health care continuation coverage is elected. For Mr. Jurkovic continued health includes 6 months of medical, dental and vision care at Constellium’s expense.

PAY RATIO

For the year ended December 31, 2024, the annual total compensation of Mr. Germain was $8,881,752 and the annual total compensation of the median employee was approximately $64,540. We estimate the resulting ratio of the annual total compensation of our CEO for 2024 to the median of the annual total compensation of all our employees (other than Mr. Germain) for 2024 to be 138:1. The ratio is calculated in a manner intended to be consistent with Item 402(u) of Regulation S-K.

In determining the median employee in 2024, we used December 31, 2024, as the determination date and the total cash compensation from our payroll records as our consistently applied compensation measure. We converted the pay for our non-U.S. employees to U.S. dollars. In accordance with the SEC rules, we excluded all employees in certain non-US jurisdictions that in total constituted less than 5% of our total headcount. The excluded employees were in Mexico (55 employees), China (256 employees) and Canada (99 employees). As of December 31, 2024, we had a total of 11,793 employees worldwide. We excluded 410 employees, resulting in an employee population of 11,382 for purposes of this computation.

The ratio presented above is a reasonable estimate calculated in a manner intended to be consistent with Item 402(u) of Regulation S-K. The SEC's rules for identifying the median employee and calculating the pay ratio based on that employee's annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own ratios.

PAY VERSUS PERFORMANCE

The following table presents information about the relationship between executive “compensation actually paid” (or “CAP”) to the Company's principal executive officer (“PEO”) and non-PEO Named Executive Officers (the “Non-PEO NEOs”) and certain aspects of the financial performance of the Company. The Human Resources Committee does not utilize CAP as the basis for recommending compensation decisions to the Board of Directors. For further information concerning our compensation philosophy and how we align executive compensation with our performance, please see our “Compensation Discussion & Analysis.”

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(3) (4)	Value of Initial Fixed $100 Investment Based On:		Company Net Income ($M)(7)	EPA Adjusted EBITDA ($M)(8)
					Company TSR(5)	Index TSR(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2024	8,881,752	(6,235,444)	2,210,067	(198,956)	$57	$110	$60	$587
2023	9,962,993	23,041,552	2,782,785	4,450,187	$111	$110	$157	$756
2022	8,939,010	(3,430,929)	2,607,284	216,040	$66	$93	$315	$707

(1)
The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Jean-Marc Germain (our PEO) for each corresponding year in the “Total” column of the “Summary Compensation Table for 2024.”

(2)
The dollar amounts reported in column (c) represent the amount of CAP for Mr. Germain for each corresponding year, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts reported do not reflect the actual amount of compensation earned by or paid to Mr. Germain during the applicable year. As computed in accordance with Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Germain’s total compensation for each year to determine the CAP values for Mr. Germain:

Year	SCT Total for CEO	Minus SCT Change in Pension Value for CEO	Plus Pension Value Service Cost	Minus SCT Equity for CEO	Plus (Minus) EOY Fair Value of Equity Awards Granted During Fiscal Year that are Outstanding and Unvested at EOY	Plus (Minus) Change from BOY to EOY in Fair Value of Awards Granted in Any Prior Fiscal Year that are Outstanding and Unvested at EOY	Plus (Minus) Change in Fair Value from BOY to Vesting Date of Awards Granted in Any Prior Fiscal Year that Vested During the Fiscal Year	CEO CAP
2024	$8,881,752	$0	$0	$6,915,992	$1,192,474	$(9,595,771)	$202,093	$(6,235,444)
2023	$9,962,993	$0	$0	$6,452,077	$8,989,200	$7,431,950	$3,109,486	$23,041,552
2022	$8,939,010	$0	$0	$5,662,557	$2,453,831	$(9,573,067)	$411,854	$(3,430,929)

(3)	Reflects compensation amounts reported for the non-PEO NEOs, in the Summary Compensation Table, who were as follows:

2024	2023	2022
Jack Guo	Jack Guo	Peter Matt
Ingrid Joerg	Ingrid Joerg	Ingrid Joerg
Phillipe Hoffman	Phillipe Hoffman	Phillipe Hoffman
Ryan Jurkovic	Ryan Jurkovic	Ryan Jurkovic

(4)
The dollar amounts reported in column (e) represent the amount of CAP for the non-PEO NEOs, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts reported do not reflect the actual amount of compensation earned by or paid to these executive officers during the applicable year. As computed in accordance with Item 402(v) of Regulation S-K, the following adjustments were made to the non-PEO NEOs’ total compensation for each year to determine the compensation actually paid:

Year	SCT Total for Average Other NEOs	Minus SCT Change in Pension Value for Average Other NEOs	Plus Pension Value Service Cost	Minus SCT Equity for Average Other NEOs	Plus (Minus) EOY Fair Value of Equity Awards Granted During Fiscal Year that are Outstanding and Unvested at EOY	Plus (Minus) Change from BOY to EOY in Fair Value of Awards Granted in Any Prior Fiscal Year that are Outstanding and Unvested at EOY	Plus (Minus) Change in Fair Value from BOY to Vesting Date of Awards Granted in Any Prior Fiscal Year that Vested During the Fiscal Year	Average Other NEOs CAP
2024	$2,210,067	$(94,505)	$11,769	$1,132,487	$394,237	$(1,614,630)	$26,593	$(198,956)
2023	$2,782,785	$(104,288)	$10,166	$1,311,430	$1,774,887	$995,469	$302,598	$4,450,187
2022	$2,607,284	$0	$11,797	$1,187,029	$529,669	$(1,818,052)	$72,371	$216,040

(5)
Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement periods (beginning on December 31, 2021 and ending on December 31 of 2022, 2023, and 2024, respectively) determined in accordance with Item 402(v) of Regulation S-K, assuming dividend reinvestment, and the difference between Constellium’s ordinary share price at the end and the beginning of the measurement periods by Constellium’s ordinary share price at the beginning of the measurement period.

(6)
Reflects total shareholder return indexed to $100 for the S&P 600 Materials Index (“Peer Group TSR”), which is an industry line peer group reported for the year ended December 31, 2024, and assuming reinvestment of all dividends, where applicable.

(7)	The dollar amounts reported represent the amount of net income (in millions) under U.S. GAAP reflected in Constellium’s 10-K filed on February 28, 2025.

(8)
We determined EPA Adjusted EBITDA is the “company-selected measure” (as previously defined). EPA Adjusted EBITDA is a non-GAAP measure and as previously disclosed in “Compensation Discussion and Analysis—Elements of Executive Compensation” was set in euros and under IFRS. For fiscal years 2024, 2023, and 2022, the EPA Adjusted EBITDA were respectively €542, €699 and €673 respectively. In fiscal year 2023, for the purposes of EPA payout calculations, an adjustment of €13.8 was made to the company EPA Adjusted EBITDA of €713, resulting in EPA Adjusted EBITDA of €699. The column reflects the EPA Adjusted EBITDA converted from EUR to USD using the average exchange rate for the respective years (1 euro to 1.0821 USD in fiscal year 2024; 1 euro to 1.0810 USD in FY23; and 1 euro to 1.507 USD in FY22). The rates are sourced from European Central Bank. The numbers as presented in the table use actual figures and not rounded figures.

RELATIONSHIP BETWEEN COMPENSATION ACTUALLY PAID DISCLOSED IN THE PAY VERSUS PERFORMANCE TABLE, AND OTHER TABLE ELEMENTS

The graphs below illustrate the relationship between our TSR and the Peer Group TSR, as well as the relationship between CAP and our TSR for the PEO and non-PEO NEOs. For reference, Summary Compensation Table total compensation values for each year are also shown. As the graphs below illustrate, CAP amounts for our PEO and other NEOs are generally aligned with the Company’s TSR. The graph below also illustrates the relationship between our TSR and the Peer Group TSR.

TABULAR LIST OF CONSTELLIUM'S MOST IMPORTANT METRICS THAT LINK COMPENSATION ACTUALLY PAID TO THE PEO AND OTHER NEOS

The following table identifies the most important financial performance measures used to link the Compensation Actually Paid to our PEO and non-PEO NEOs in 2024 to company performance. The role of each of these performance measures on our Named Executive Officers' compensation is discussed in “Compensation Discussion and Analysis” above.

EPA Adjusted EBITDA
EPA Adjusted Free Cash Flow
Relative Total Shareholder Return vs. S&P SmallCap 600
Materials Index and S&P MidCap 400 Materials Index

NON- EXECUTIVE DIRECTOR COMPENSATION

The Human Resources Committee reviews the compensation of, and reimbursement policies for members of the Board. In reviewing non-executive director compensation, the Human Resources Committee considers market factors, general industry trends, and peer benchmarking with external compensation consultants.

For fiscal year 2024, non-executive director fees consisted of: (i) annual retainer fees, (ii) committee membership fees, (iii) committee chair fees, and (iv) cash paid in lieu of the former annual RSU grant. The revised fees remain within the overall limit of annual fixed fees of the non-executive directors which was approved by shareholders in 2021.

The non-executive director Board fees applicable for fiscal year 2024 were as follows:

Annual Retainer

•	an annual fee of $86,568 for each non-executive director

•	an additional annual fee of $54,105 for the Chairman of the Board

Audit Committee

•	an annual fee of $14,067 for members of the Audit Committee

•	an additional annual fee of $21,642 for the Chair of the Audit Committee

Human Resources Committee

•	an annual fee of $10,821 for members of the Human Resources Committee

•	an additional annual fee of $16,232 for the Chair of the Human Resources Committee

Nominating and Governance Committee

•	an annual fee of $9,739 for members of the Nominating and Governance Committee

•	an additional annual fee of $11,903 for the Chair of the Nominating and Governance Committee

Safety and Sustainability Committee

•	an annual fee of $9,739 for members of the Safety and Sustainability Committee

•	an additional annual fee of $11,903 for the Chair of the Safety and Sustainability Committee

Cash paid in lieu of the former annual RSU grant

•	annual cash of $190,000 for the Chairman of the Board

•	annual cash of $110,000 for our other non-executive directors

Upon the change in domicile to France, the equivalent of the RSU grant that had been previously granted on an annual basis was replaced with quarterly cash payments, starting in the third quarter of 2020, due to French law requirements. Cash payments in lieu of RSU grants are intended to be utilized by non-executive directors to purchase company stock.

The non-executive directors of the Board have not entered into any service contracts with the Company that provide either for benefits upon termination of employment or pension-related benefits.

In December 2021, as required by French law, two employees joined the Board as non-executive directors representing the employees, one of whom is based in Germany as a Sustainability Manager (designated to the Board by the European Works Council) and the other one in France as an Engineering Project Manager (designated to the Board by the French Group Works Council). The employee directors do not receive additional compensation as directors.

FISCAL YEAR 2024 DIRECTOR COMPENSATION

The following table sets forth the remuneration paid during our 2024 fiscal year to our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)(2)	Total ($)(3)
Isabelle Boccon-Gibod	$109,292	$109,266	$218,558
Michiel Brandjes	$117,949	$109,266	$227,215
Martha Brooks	$123,360	$109,266	$232,626
Christine Browne	$65,527	$64,254	$129,781
Jean-Christophe Deslarzes	$161,233	$188,732	$349,965
John Ormerod	$122,277	$109,266	$231,543
Jean-Philippe Puig	$107,128	$109,266	$216,394
Lori A. Walker	$132,016	$109,266	$241,282
Jean Francois Verdier(4)	—	—	—
Wiebke Weiler(4)	—	—	—
Emmanuel Blot(5)	—	—	—

(1)	Fees earned are paid in euros. The table above displays fees converted from euros to U.S. dollars using average exchange rate for fiscal year 2024 of 1 euro to 1.0821 U.S. dollars.
(2)
The column reflects cash paid in lieu of RSU grants which are paid in euros. The column reflects euros converted to U.S. dollars using the average exchange rate for fiscal year 2024 of 1 euro to 1.0821 U.S. dollars.

(3)	The total non-executive director compensation consists of fees paid in cash and cash paid in lieu of former RSU grants.
(4)
Both of the non-executive employee directors had and continue to have employee contracts with subsidiaries of the Company and are paid remuneration in line with market practices and in accordance with their positions as employees. They do not receive any fees for their services as non-executive employee directors.

(5)	Mr. Blot does not receive any fees for his services as a non-executive director.

Share Ownership Guidelines for Non-Executive Directors

In 2019, we adopted SOGs for our non-executive directors to further encourage minimum levels of ownership and to foster additional alignment between the non-executive directors and shareholder interests (the SOGs do not apply to Mr. Verdier, Ms. Weiler and Mr. Blot, who do not receive compensation in respect of their services as non-executive directors).

In 2023, we raised the SOGs for our non-executive directors. They are required to hold $400,000 ($650,000 for the Chairman of the Board) in Constellium shares.

The SOGs give the non-executive directors five years to achieve guideline levels of ownership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Human Resources Committee--which has oversight over compensation matters--were Martha Brooks (Chair), Jean-Christophe Deslarzes, and Jean-Phillipe Puig. During fiscal year 2024, no member of the Human Resources Committee was an employee, officer, or former officer of Constellium SE or any of its subsidiaries or had any relationships requiring disclosure by us under the rules of the SEC with respect to certain relationships and related-party transactions. During fiscal year 2024, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Company's Board of Directors or Human Resources Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Amendment No. 6 to the Constellium SE 2013 Equity Incentive Plan

Following the launch by the Company in 2024 of a share repurchase program, the Board of Directors, in its meeting of March 13, 2025, approved Amendment No. 6 to the Constellium SE 2013 Equity Incentive Plan (as amended from time to time, the “Plan”), which is filed as Exhibit 10.61 hereto. This amendment specifies the maximum number of shares available under the Plan to be the sum of (i) a number of shares (to be issued or existing) available for employee share plans (including free share plans) as approved from time to time by the shareholders of the Company and (ii) a number of shares drawn from the treasury shares purchased by the Company pursuant to its share repurchase program as approved from time to time by the Board of Directors or a delegate of its authority. Please see Exhibit 4.1 for further details about the Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our compensation plan under which our equity securities may be issued, as of December 31, 2024. Our equity compensation plan is the Constellium SE 2013 Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (2)(c)
Equity compensation plans approved by shareholders	3,448,644	N/A	6,000,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	3,448,644	N/A	6,000,000

(1)
Represents shares underlying awards that have been granted under the terms of the Constellium SE 2013 Equity Incentive Plan and are outstanding as of December 31, 2024. Table amounts are comprised of: 1,667,811 RSUs and 1,780,833 PSUs (assuming target achievement).

(2)	This number reflects the number of securities available for issuance under the Constellium SE 2013 Equity Incentive Plan.

OWNERSHIP OF SECURITIES

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of March 31, 2025 (unless otherwise indicated) for: (i) each beneficial owner of more than 5% of our outstanding ordinary shares, (ii) each of our directors, (iii) each of our Named Executive Officers; and (iv) all of our executive officers and directors as a group. Each person listed in the following table had sole voting and investment power of the shares shown, except as noted in the footnotes below. The beneficial ownership percentages have been calculated based on the total number of ordinary shares outstanding as of March 31, 2025. A person is also considered the beneficial owner of shares to which that person has the right to acquire beneficial ownership within 60 days.

Name of beneficial owner of ordinary shares	Amount and Nature of Beneficial Ownership		As a percentage of the Total Ordinary Shares Outstanding
5% Shareholders
T. Rowe Price Investment Management, Inc.	19,828,738	(1)	13.8%
FMR LLC	14,643,776	(2)	10.2%
Caisse des Dépôts (f/k/a Caisse des Dépôts et Consignations), Bpifrance Participations S.A., Bpifrance S.A. (f/k/a BPI-Groupe), EPIC Bpifrance (f/k/a EPIC BPI-Groupe)	12,593,903	(3)	8.8%
BlackRock, Inc.	12,439,991	(4)	8.7%
Directors
Michiel Brandjes	52,000	(5)	*
John Ormerod	32,873	(6)	*
Lori A. Walker	35,044	(7)	*
Martha Brooks	211,741	(8)	*
Isabelle Boccon-Gibod	33,000	(9)	*
Jean-Christophe Deslarzes	29,935	(10)	*
Jean-Philippe Puig	23,600	(11)	*
Jean-François Verdier	41	(12)	*
Wiebke Weiler	—	(13)
Emmanuel Blot	—	(14)
Named Executive Officers
Jean-Marc Germain	1,667,762	(15)	1.1%
Jack Guo	74,492	(16)	*
Ingrid Joerg	186,691	(17)	*
Philippe Hoffmann	135,425	(18)	*
Ryan Jurkovic	130,739	(19)	*
All executive officers and directors as a group (21 people)	2,927,265	(20)	2.0%
As of March 31, 2025, there are 142,917,999 shares outstanding.

*	Indicates ownership of less than 1% of the total outstanding shares
(1)
This information is based on a Schedule 13G/A filed with the SEC on February 14, 2025 reporting beneficial ownership as of December 31, 2024. T. Rowe Price Investment Management, Inc. has sole dispositive power with respect to 19,828,738 ordinary shares and sole voting power with respect to 19,773,586 ordinary shares. The principal business address of T. Rowe Price Investment Management, Inc. is 100 E. Pratt Street, Baltimore, MD 21201.

(2)
This information is based on a Schedule 13G/A filed with the SEC on February 9, 2024 reporting beneficial ownership as of December 29, 2023. FMR LLC has sole dispositive power with respect to 14,643,776 ordinary shares and sole voting power with respect to 14,642,537 ordinary shares. The principal business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(3)
This information is based on a Schedule 13D/A filed with the SEC on June 6, 2024 reporting beneficial ownership as of June 5, 2024. Bpifrance Participations S.A. (“BPI”) holds directly 12,593,903 ordinary shares of the Company. As of the date listed above, neither Bpifrance S.A., Caisse des Dépôts (“CDC”) nor EPIC Bpifrance (“EPIC”) holds any ordinary shares directly. Bpifrance S.A. may be deemed to be the beneficial owner of 12,593,903 ordinary shares of the Company, indirectly through its sole ownership of BPI. CDC and EPIC may be deemed to be the beneficial owners of 12,593,903 ordinary shares of the Company, indirectly through their joint ownership and control of Bpifrance S.A. The principal address for CDC is 56, rue de Lille, 75007 Paris, France and for BPI, Bpifrance S.A. and EPIC is 27-31 avenue du Général Leclerc, 94710 Maisons-Alfort Cedex, France.

(4)
This information is based on a Schedule 13G filed with the SEC on November 8, 2024 reporting beneficial ownership as of September 30, 2024. BlackRock, Inc. has sole dispositive power with respect to 12,439,991 ordinary shares and sole voting power with respect to 12,314,920 ordinary shares. The principal business address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.

(5)	Consists of 52,000 ordinary shares held directly by Mr. Brandjes.

(6)	Consists of 32,873 ordinary shares held indirectly by Mr. Ormerod in a self-employed pension trust.
(7)	Consists of 35,044 ordinary shares held directly by Ms. Walker.
(8)
Consists of 211,741 ordinary shares, including: (i) 97,741 shares held directly by Ms. Brooks, as well as 22,000 shares held indirectly by Ms. Brooks in her husband's brokerage account for which she is the beneficiary, and (ii) 92,000 ordinary shares indirectly held by Ms. Brooks through a family limited partnership for which she has shared voting power and shared dispositive power. Out of the 92,000 shares held by Ms. Brooks through the family limited partnership, Ms. Brooks has beneficial ownership of 26,480 of such shares and her husband has beneficial ownership of 1,920 shares for which she is the beneficiary, and she disclaims beneficial ownership of 63,600 shares because she does not have the right to receive proceeds from the sale of, or dividends with respect to such shares.

(9)	Consists of 33,000 ordinary shares held directly by Ms. Boccon-Gibod.
(10)	Consists of 29,935 ordinary shares held directly by Mr. Deslarzes.
(11)	Consists of 23,600 ordinary shares held directly by Mr. Puig.
(12)	Consists of 41 ordinary shares held directly by Mr. Verdier and no RSUs or PSUs were granted to Mr. Verdier in 2024.
(13)	No ordinary shares are held by Ms. Weiler and no RSUs or PSUs were to granted to Ms. Weiler in 2024.
(14)	No ordinary shares are held by Mr. Blot.
(15)
Consists of 1,667,762 ordinary shares held by Mr. Germain, including 517,762  held directly, 575,000 ordinary shares held directly through the JMG Irrevocable Trust, and 575,000 ordinary shares held indirectly through the FG Irrevocable Trust, for which he is a beneficiary. Excludes the remaining portions of previous grants: 208,653 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 106,438 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 185,661 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 94,710 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service; 336,543 ordinary shares underlying unvested PSUs that could vest on March 13, 2028, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 171,678 ordinary shares underlying unvested RSUs that will vest on March 13, 2028, subject to continued service.

(16)
Consists of 72,492 ordinary shares held by Mr. Guo. Excludes the remaining portions of previous grants: 37,937 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 19,352 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 37,132 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target, subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 18,942 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service; 87,501 ordinary shares underlying unvested PSUs that could vest on March 13, 2028, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 44,636 ordinary shares underlying unvested RSUs that will vest on March 13, 2028, subject to continued service.

(17)
Consists of 186,691 ordinary shares held directly by Ms. Joerg. Excludes the remaining portions of previous grants: 35,566 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 18,143 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 56,301 ordinary shares underlying unvested RSUs that will vest on July 10, 2026, subject to continued service; 31,562 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 16,101 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service; 67,309 ordinary shares underlying unvested PSUs that could vest on March 13, 2028, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 34,336 ordinary shares underlying unvested RSUs that will vest on March 13, 2028, subject to continued service.

(18)
Consists of 135,425 ordinary shares held directly by Mr. Hoffmann. Excludes the remaining portions of previous grants: 35,566 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 18,143 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 28,777 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 14,680 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service; 53,847 ordinary shares underlying unvested PSUs that could vest on March 13, 2028, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 27,468 ordinary shares underlying unvested RSUs that will vest on March 13, 2028, subject to continued service.

(19)
Consists of 130,739 ordinary shares held directly by Mr. Jurkovic. Excludes the remaining portions of previous grants: 29,638 ordinary shares underlying unvested PSUs that could vest on March 9, 2026, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 15,119 ordinary shares underlying unvested RSUs that will vest on March 9, 2026, subject to continued service; 24,136 ordinary shares underlying unvested PSUs that could vest on March 14, 2027, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 12,312 ordinary shares underlying unvested RSUs that will vest on March 14, 2027, subject to continued service; 45,433 ordinary shares underlying unvested PSUs that could vest on March 13, 2028, ranging from 0% to 200% of target subject to continued service and certain market-related performance conditions being satisfied at the end of the three-year vesting period and 23,177 ordinary shares underlying unvested RSUs that will vest on March 13, 2028, subject to continued service.

(20)	Consists of 2,927,265 ordinary shares held by all executive officers and directors.

 PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)          Financial Statements and Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Consolidated Financial Statements of the Original Filing.

(b)          Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The “Exhibit Index” to this Amendment No. 1 sets forth the additional exhibits required to be filed with this Amendment No. 1.

Exhibit	Description
3.1	Articles of Association of Constellium SE dated April 10, 2023 (incorporated by reference to Exhibit 1.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

4.1	Description of Securities Registered under Section 12 of the Exchange Act**

4.2
Indenture, dated as of June 30, 2020, among Constellium SE, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee, providing for the issuance of the 5.625% Senior Notes due 2028 (incorporated by reference to Exhibit 99.2 of Constellium SE's Form 6-K furnished March 16, 2021, File No.001-35931)

4.3
First Supplemental Indenture (5.625% Senior Notes due 2028), dated as of December 3, 2021, among Constellium US Intermediate Holdings LLC and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.49.1 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

4.4
Indenture, dated as of February 24, 2021, among Constellium SE, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee, providing for the issuance of the 3.750% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 99.3 of Constellium SE's Form 6-K furnished March 16, 2021, File No.001-35931)

4.5
First Supplemental Indenture (3.750% Sustainability-Linked Senior Notes due 2029), dated as of December 3, 2021, among Constellium US Intermediate Holdings LLC and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.51.1 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

4.6
Indenture, dated as of June 2, 2021, among Constellium SE, the guarantors party thereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, providing for the issuance of the 3.125% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.52 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

4.7
First Supplemental Indenture (3.125% Sustainability-Linked Senior Notes due 2029), dated as of December 3, 2021, among Constellium US Intermediate Holdings LLC and Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent  (incorporated by reference to Exhibit 4.52.1 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

4.8
Indenture, dated as of August 8, 2024, among Constellium SE, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, providing for the issuance of the 6.375% Senior Notes due 2032 (incorporated by reference to Exhibit 4.8 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

4.9
Indenture, dated as of August 8, 2024, among Constellium SE, the guarantors party thereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, providing for the issuance of the 5.375% Senior Notes due 2032 (incorporated by reference to Exhibit 4.9 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

10.1
Amended and Restated Shareholders Agreement, dated May 29, 2013, among Constellium N.V. and the other signatories thereto (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.2
Amended and Restated Factoring Agreement between Alcan Rhenalu S.A.S. as French Seller, Alcan Aerospace S.A.S. as French Seller, Alcan Softal S.A.S. as French Seller, Alcan France Extrusions S.A.S. as French Seller, Alcan Aviatube S.A.S. as French Seller, Omega Holdco II B.V. as Parent Company, Engineered Products Switzerland A.G. as Sellers’ Agent and GE Factofrance S.N.C. as Factor, dated January 4, 2011, as amended as of November 8, 2013 (incorporated by reference to Exhibit 10.7 of Constellium N.V.’s Registration Statement on Form F-1 filed on December 10, 2013, File No. 333-192680)

10.3
Amendment and Consent Letter No 10 between GE Factofrance S.A.S. as Factor and Constellium Switzerland AG, Constellium Holdco II B.V., Constellium France S.A.S., Constellium Extrusions France S.A.S. and Constellium Aviatube S.A.S. as French Sellers, dated February 3, 2014 (incorporated by reference to Exhibit 10.7.1 of Constellium N.V.’s Registration Statement on Form F-1 filed on January 27, 2014, File No. 333-193583)

10.4
Amendment and Restatement Agreement among Constellium Issoire, as Seller, Constellium Neuf Brisach, as Seller, Constellium Extrusions France, as Seller, Constellium Holdco II B.V., as Parent Company, Constellium Switzerland A.G., as Sellers agent, and GE Factofrance SAS, as Factor, dated December 3, 2015 (incorporated by reference to Exhibit 10.8 of Constellium N.V.’s Form 20-F filed on April 18, 2016, File No. 001-35931)

10.5
Factoring Agreement between GE Capital Bank AG and Alcan Aluminium Valais S.A., dated December 16, 2010 (incorporated by reference to Exhibit 10.8 of Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.6
Country Specific Amendment Agreement (Switzerland) to the Factoring Agreement between GE Capital Bank AG and Alcan Aluminium Valais S.A., dated December 16, 2010 (incorporated by reference to Exhibit 10.9 of Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.7
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Valais AG (formerly: Alcan Aluminium Valais AG), dated November 12, 2013 (incorporated by reference to Exhibit 10.9.1 of Constellium N.V.’s Registration Statement on Form F-1 filed on December 10, 2013, File No. 333-192680)

10.8
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Valais S.A. Sierre, dated May 27, 2016 (incorporated by reference to Exhibit 10.10.1 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.9
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG (f/k/a GE Capital Bank AG) and Constellium Valais S.A., dated December 21, 2016 (incorporated by reference to Exhibit 10.10.2 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.10
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Valais S.A. Sierre, dated April 30, 2020 (incorporated by reference to Exhibit 10.8.3 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.11
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Valais S.A. Sierre, dated June 30, 2022 (incorporated by reference to Exhibit 10.8.4 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.12
Factoring Agreement between GE Capital Bank AG and Constellium Rolled Products Singen GmbH & Co. KG, dated May 27, 2016 (incorporated by reference to Exhibit 10.12 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.13
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG and Constellium Rolled Products Singen GmbH & Co. KG, dated December 21, 2016 (incorporated by reference to Exhibit 10.12.1 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No.  001-35931)

10.14
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Rolled Products Singen GmbH & Co. KG, dated April 30, 2020 (incorporated by reference to Exhibit 10.10.2 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.15
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Rolled Products Singen GmbH  & Co. KG, dated June 30, 2022 (incorporated by reference to Exhibit 10.10.3 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.16
Factoring Agreement between GE Capital Bank AG and Alcan Singen GmbH, dated December 16, 2010 (incorporated by reference to Exhibit 10.11 of Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.17
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Singen GmbH (formerly Alcan Singen GmbH), dated November 12, 2013 (incorporated by reference to Exhibit 10.10.1 of Constellium N.V.’s Registration Statement on Form F-1 filed on December 10, 2013, File No. 333-192680)

10.18
Factoring Agreement between GE Capital Bank AG and Constellium Singen GmbH, dated March 26, 2014 (incorporated by reference to Exhibit 10.13 of Constellium N.V.’s Form 20-F filed on April 18, 2016, File No. 001-35931)

10.19
Amendment Agreement to a Factoring Agreement between GE Capital Bank AG and Constellium Singen GmbH, dated May 27, 2016 (incorporated by reference to Exhibit 10.14.1 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.20
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG (f/k/a GE Capital Bank AG) and Constellium Singen GmbH, dated December 21, 2016 (incorporated by reference to Exhibit 10.14.2 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.21
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH (formerly Alcan Singen GmbH)Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH (formerly Alcan Singen GmbH), dated April 30, 2020 (incorporated by reference to Exhibit 10.12.3 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.22
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH (formerly: Alcan Singen GmbH)Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Singen GmbH (formerly: Alcan Singen GmbH), dated June 30, 2022 (incorporated by reference to Exhibit 10.12.4 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.23
Factoring Agreement between GE Capital Bank AG and Constellium Extrusions Děčín S.R.O., dated June 26, 2015 (incorporated by reference to Exhibit 10.14 of Constellium N.V.’s Form 20-F filed on April 18, 2017, File No. 001-35931)

10.24
Amendment Agreement to a Factoring Agreement between GE Capital AG and Constellium Extrusions Děčín s.r.o., dated May 27, 2016 (incorporated by reference to Exhibit 10.15.1 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.25
Amendment Agreement to a Factoring Agreement between TARGO Commercial Finance AG (f/k/a GE Capital Bank AG) and Constellium Extrusions Děčín s.r.o., dated December 21, 2016 (incorporated by reference to Exhibit 10.15.2 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)

10.26
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Extrusions Děčín s.r.o., dated April 30, 2020 (incorporated by reference to Exhibit 10.13.3 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.27
Amendment Agreement to a Factoring Agreement between TARGOBANK AG and Constellium Extrusions Děčín s.r.o., dated June 30, 2022 (incorporated by reference to Exhibit 10.13.4 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.28
Unit Purchase Agreement between Constellium N.V., Wise Metals Holdings LLC and Silver Knot, LCC, dated October 3, 2014 (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s Form 6-K furnished on October 3, 2014)

10.29
Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium Holdco II B.V., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated as of April 21, 2017 (incorporated by reference to Exhibit 10.3 of Constellium N.V.’s Registration Statement on Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.30
Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium Holdco II B.V., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated as of June 13, 2017 (incorporated by reference to Exhibit 10.2 of Constellium N.V.’s Registration Statement on Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.31
Second Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium Holdco II B.V., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated as of March 29, 2018 (incorporated by reference to Exhibit 10.24.1 of Constellium N.V.’s Form 20-F filed March 11, 2019, File No. 001-35931)‡

10.32
Third Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated as of March 15, 2019 (incorporated by reference to Exhibit 10.23.3 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.33
Fourth Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated as of February, 16, 2021 (incorporated by reference to Exhibit 10.23.4 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.34
Fifth Amendment to the Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach, as Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated as of March 27, 2023 (incorporated by reference to Exhibit 10.23.5 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.35
Sixth Amendment to the Inventory Financing Facility Agreement, by and among Constellium Issoire and Constellium Neuf Brisach as Borrowers, Constellium International S.A.S., as Parent Company, the lenders party thereto, and Factofrance, as Arranger and Agent, dated February 17, 2025 (incorporated by reference to Exhibit 10.35 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

10.36
Amendment and Restatement Agreement, by and among Constellium lssoire, Constellium Neuf Brisach and Constellium Extrusions France, as Sellers, Constellium Holdco II BV, as Parent Company, Constellium Switzerland AG, as Sellers’ Agent, and FactoFrance S.A.S., as Factor, dated as of April 19, 2017 (incorporated by reference to Exhibit 10.6 of Constellium N.V.’s Registration Statement on Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.37
Amendment and Restatement Agreement among Constellium Issoire, Constellium Neuf Brisach and Constellium Extrusions France, as Sellers, Constellium International S.A.S., as Parent Company, Constellium Switzerland A.G., as Sellers’ agent, and Factofrance SA, as Factor, dated as of May 26, 2020 (incorporated by reference to Exhibit 10.27 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.38
Amendment and Restatement Agreement among Constellium Issoire, Constellium Neuf Brisach and Constellium Extrusions France, as Sellers, Constellium International S.A.S., as Parent Company, Constellium Switzerland A.G., as Sellers’ agent, and Factofrance SA, as Factor, dated as of July 21, 2022 (incorporated by reference to Exhibit 10.28 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.39
Letter Amendment to the Factoring Agreement among Constellium Issoire, Constellium Neuf Brisach, Constellium Extrusions France, as Sellers, Constellium International S.A.S., as Parent Company, Constellium Switzerland A.G., as Sellers' agent, and Factofrance SA, as Factor, dated as of May 31, 2023 (incorporated by reference to Exhibit 10.28.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.40
Information under the heading "Description of Capital Stock" in Constellium N.V.’s Registration Statement on Form F-3ASR, filed with the SEC on October 30, 2017 (incorporated by reference to the "Description of Capital Stock" in Constellium N.V.’s Registration Statement on Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.41
Receivables Purchase Agreement, among Constellium Muscle Shoals Funding III LLC, Constellium Muscle Shoals LLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG New York Branch and Intesa Sanpaolo S.p.A., dated as of September 30, 2021 (incorporated by reference to Exhibit 10.33 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.42
Receivables Sale Agreement, between Constellium Muscle Shoals LLC and Constellium Muscle Shoals Funding III LLC, dated as of September 30, 2021 (incorporated by reference to Exhibit 10.34 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.43
First Omnibus Amendment to the Receivables Sale Agreement between Constellium Muscle Shoals LLC and Constellium Muscle Shoals Funding III LLC, and to the Receivables Purchase Agreement among Constellium Muscle Shoals Funding III LLC, Constellium Muscle Shoals LLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG New York Branch, and Intesa Sanpaolo S.p.A., dated as of December 21, 2021 (incorporated by reference to Exhibit 10.35 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.44
Second Omnibus Amendment to the Receivables Sale Agreement between Constellium Muscle Shoals LLC and Constellium Muscle Shoals Funding III LLC, and to the Receivables Purchase Agreement among Constellium Muscle Shoals Funding III LLC, Constellium Muscle Shoals LLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG New York Branch, and Intesa Sanpaolo S.p.A. New York Branch, dated as of June 28, 2022 (incorporated by reference to Exhibit 10.36 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.45
Third Omnibus Amendment to the Receivables Sale Agreement between Constellium Muscle Shoals LLC and Constellium Muscle Shoals Funding III LLC, and to the Receivables Purchase Agreement among Constellium Muscle Shoals Funding III LLC, Constellium Muscle Shoals LLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG New York Branch, and Intesa Sanpaolo S.p.A. New York Branch, dated as of September 15, 2023 (incorporated by reference to Exhibit 10.37 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.46
Credit Agreement, by and among Wise Alloys LLC and Constellium Rolled Products Ravenswood, LLC, as Borrowers, Wise Metals Group LLC and Constellium US Holdings I, LLC, as Loan Parties, Constellium Holdco II B.V., as Parent Guarantor, the lenders party thereto, Wells Fargo Bank, N.A., as Administrative Agent and Collateral Agent, the Joint Lead Arrangers and Joint Bookrunners party thereto, and the Co-Syndication Agents party thereto, dated as of June 21, 2017 (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s Registration Statement on Form F-3ASR filed on October 30, 2017, File No. 333-221221)

10.47
Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, and Constellium Bowling Green LLC, as Borrowers, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, and Constellium Property and Equipment Company, LLC, as Loan Parties, Constellium International S.A.S., as Parent Guarantor, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of February 20, 2019 (incorporated by reference to Exhibit 4.46.1 of Constellium N.V.’s Form 20-F filed March 11, 2019, File No. 001-35931)

10.48
Amendment No. 1 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of May 10, 2019 (incorporated by reference to Exhibit 4.6 of Constellium N.V.’s Registration Statement on Form F-4 filed on June 28, 2019, File No. 333-221221)

10.49
Amendment No. 2 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of April 24, 2020 (incorporated by reference to Exhibit 99.1 of Constellium SE's Form 6-K furnished March 16, 2021, File No.001-35931)

10.50
Amendment No. 3 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of September 25, 2020 (incorporated by reference to Exhibit 4.46.4 of Constellium SE's Form 20-F filed on March 17, 2021, File No. 001-35931)

10.51
Amendment No. 4 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of April 27, 2021 (incorporated by reference to Exhibit 4.46.5 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.52
Amendment No. 5 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium Property and Equipment Company, LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of December 3, 2021 (incorporated by reference to Exhibit 4.46.6 of Constellium SE's Form 20-F filed on March 14, 2022, File No. 001-35931)

10.53
Amendment No. 6 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium US Intermediate Holdings LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of June 23, 2022 (incorporated by reference to Exhibit 4.46.7 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.54
Amendment No. 7 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium US Intermediate Holdings LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, dated as of August 22, 2024 (incorporated by reference to Exhibit 10.54 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

10.55	Constellium N.V. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Constellium N.V.’s Registration Statement on Form F-1 filed on May 13, 2013, File No. 333-188556)

10.56	Amendment to the Constellium N.V. 2013 Equity Incentive Plan, effective as of May 24, 2018 (incorporated by reference to Exhibit 99.2 of Constellium N.V.’s Form S-8 furnished on June 27, 2018)

10.57	Amendment No. 2 to the Constellium N.V. 2013 Equity Incentive Plan, effective as of June 28, 2019 (incorporated by reference to Exhibit 10.1 of Constellium N.V.’s Form 6-K furnished on June 28, 2019)

10.58
Amendment No. 3 to the Constellium N.V. 2013 Equity Incentive Plan, effective as of December 12, 2019 (incorporated by reference to Exhibit 10.1 of Constellium SE’s Form 6-K furnished on December 12, 2019)

10.59	Amendment No. 4 to the Constellium N.V. 2013 Equity Incentive Plan, effective as of May 14, 2021 (incorporated by reference to Exhibit 99.5 of Constellium SE’s Form S-8 furnished on May 14, 2021)

10.60	Amendment No. 5 to the Constellium SE 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.15.5 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.61	Amendment No. 6 to the Constellium SE 2013 Equity Incentive Plan, effective as of March 13, 2025 **

10.62	2022 Long Term Incentive Award Agreement, effective as of March 10, 2022 (incorporated by reference to Exhibit 10.30.11 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.63
Form of 2022 Long Term Incentive Award Letter for a grant of Restricted Stock Units (incorporated by reference to Exhibit 10.30.12 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.64
Form of 2022 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share Units (incorporated by reference to Exhibit 10.30.13 of Constellium SE's Form 20-F filed on March 14, 2023, File No. 001-35931)

10.65	2023 Long Term Incentive Award Agreement, effective as of March 9, 2023 (incorporated by reference to Exhibit 10.30.14 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.66
Form of 2023 Long Term Incentive Award Letter for a grant of Restricted Stock Units (incorporated by reference to Exhibit 10.30.15 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.67
Form of 2023 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share Units (incorporated by reference to Exhibit 10.30.16 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

10.68
2024 Long Term Incentive Award Agreement, effective as of March 14, 2024 (incorporated by reference to Exhibit 10.67 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

10.69
Form of 2024 Long Term Incentive Award Letter for a grant of Restricted Stock Units (incorporated by reference to Exhibit 10.68 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

10.70
Form of 2024 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share Units (incorporated by reference to Exhibit 10.69 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

10.71	2025 Long Term Incentive Award Agreement, effective as of March 13, 2025**

10.72	Form of 2025 Long Term Incentive Award Letter for a grant of Restricted Stock Units**

10.73	Form of 2025 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share Units**

10.74	Employment Agreement of Jean-Marc Germain, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.25 of Constellium N.V.’s Form 20-F filed on March 21, 2017, File No. 001-35931)†

10.75	Employment Agreement with Jack Guo dated March 31, 2023 (incorporated by reference to Exhibit 10.41 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)†

10.76
Employment Offer Letter with Ingrid Joerg dated November 13, 2014, and Addendum to Employment Contract dated July 24, 2023 (incorporated by reference to Exhibit 10.42 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)†

10.77
Offer Letter between the Company and Ryan Jurkovic, dated September 13, 2016 (incorporated by reference to Exhibit 10.73 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)†

10.78
Philippe Hoffmann Employment contact and amendment to employment contract (incorporated by reference to Exhibit 10.74 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)†‡

10.79
Constellium US Holdings I, LLC U.S. Nonqualified Deferred Compensation and Restoration Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.34 of Constellium N.V.’s Form 20-F filed on March 11, 2019, File No. 001-35931)

10.80
First Amendment to Constellium US Holdings I, LLC U.S. Nonqualified Deferred Compensation and Restoration Plan, effective as of Oct. 14, 2021 (incorporated by reference to Exhibit 10.76 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

10.81
Constellium US Holdings I, LLC U.S. Nonqualified Deferred Compensation and Restoration Plan Amendment No. 2, effective as of October 29, 2024 (incorporated by reference to Exhibit 10.77 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

14.1	Worldwide Code of Employee and Business Conduct (incorporated by reference to Exhibit 14.1 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

19.1	Insider Trading Policy, dated as of December 2019 (incorporated by reference to Exhibit 11.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

31.1
Certification of Chief Executive Officer of Constellium SE, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

31.2
Certification of Chief Financial Officer of Constellium SE, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

31.3	Certification of Chief Executive Officer of Constellium SE, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.4	Certification of Chief Financial Officer of Constellium SE, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1
Certification by Chief Executive Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

32.2
Certification by Chief Financial Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of Constellium SE’s Annual Report on Form 10-K filed on February 28, 2025, File No. 001-35931)

97.1	Clawback/Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of Constellium SE's Form 20-F filed on March 18, 2024, File No. 001-35931)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.
+ Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.
† Indicates a management contract or compensatory plan.
‡ Translated in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constellium SE
Date: April 15, 2025	By	/s/ Jean-Marc Germain
Jean-Marc Germain
Chief Executive Officer and Director