Form 10-Q
period 2025-03-31
CONSTELLIUM SE
filed 2025-04-30
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-35931
Constellium SE
(Exact name of registrant as specified in its charter)

France			98-0667516
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 East Lombard Street, Suite 1710
	Baltimore,	MD
21202
(Zip Code)
(Address of principal executive office (US))
	(443)	420-7861
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act
Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Ordinary Shares	CSTM		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). x Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes x No
The number of issued and outstanding ordinary shares of the registrant on March 31, 2025, was 146,819,884 and 142,917,999 shares, respectively.

Explanatory Note
Constellium SE (“Constellium SE” or “the Company”, and when referred to together with its subsidiaries, “the Group” or “Constellium”), a corporation organized under the laws of France, qualifies as a Foreign Private Issuer, as determined by Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. Constellium SE has voluntarily elected to file this quarterly report using Form 10-Q (the “Quarterly Report”).
The I.R.S. Employer Identification Number of Constellium US Holdings I, LLC which is a U.S. subsidiary of Constellium SE is: 27-4126819.

-i-

PART I
Item 1. Financial Statements

CONSOLIDATED INCOME STATEMENT (unaudited)

		Three months ended March 31,
(in millions of U.S. dollar)	Notes	2025	2024
Revenue	2	1,979	1,880
Cost of sales (excluding depreciation and amortization)		(1,716)	(1,635)
Depreciation and amortization		(78)	(75)
Selling and administrative expenses		(78)	(80)
Research and development expenses		(13)	(15)
Other gains and losses - net	4	(5)	(18)
Finance costs - net	5	(27)	(27)
Income before tax		62	30
Income tax expense	6	(24)	(8)
Net income		38	22
Attributable to:
Equity holders of Constellium		37	21
Non-controlling interests		1	1
Net income		38	22

Earnings per share attributable to the equity holders of Constellium (in U.S. dollars)	Notes
Basic	7	0.26	0.14
Diluted	7	0.26	0.14
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

		Three months ended March 31,
(in millions of U.S. dollar)	Notes	2025	2024
Net income		38	22
Other comprehensive income / (loss)
Net change in post-employment benefit obligations		(3)	(5)
Income tax on net change in post-employment benefit obligations		1	2
Net change in cash flow hedges	12	12	(2)
Income tax on cash flow hedges		(3)	—
Currency translation differences	16	4	(6)
Other comprehensive income / (loss)		11	(11)
Total comprehensive income		49	11
Attributable to:
Equity holders of Constellium		48	10
Non-controlling interests		1	1
Total comprehensive income		49	11

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions of U.S. dollar) except share data	Notes	At March 31, 2025	At December 31, 2024
Assets
Current assets
Cash and cash equivalents		118	141
Trade receivables and other, net	8	818	486
Inventories	9	1,278	1,181
Fair value of derivatives instruments and other financial assets	12	22	26
Total current assets		2,236	1,834
Non-current assets
Property, plant and equipment, net		2,456	2,408
Goodwill		46	46
Intangible assets, net		94	97
Deferred tax assets		294	311
Trade receivables and other, net	8	38	36
Fair value of derivatives instruments	12	4	2
Total non-current assets		2,932	2,900
Total assets		5,168	4,734
Liabilities
Current liabilities
Trade payables and other	10	1,665	1,309
Short-term debt	11	35	39
Fair value of derivatives instruments	12	42	33
Income tax payable		17	18
Pension and other benefit obligations		23	22
Provisions	14	26	25
Total current liabilities		1,808	1,446
Non-current liabilities
Trade payables and other	10	160	156
Long-term debt	11	1,908	1,879
Fair value of derivatives instruments	12	10	21
Pension and other benefit obligations		377	375
Provisions	14	92	91
Deferred tax liabilities		48	39
Total non-current liabilities		2,595	2,561
Total liabilities		4,403	4,007
Commitments and contingencies	14
Shareholder's equity
Ordinary shares, par value €0.02, 146,819,884 shares issued at March 31, 2025 and December 31, 2024	15	4	4
Additional paid in capital	15	513	513
Accumulated other comprehensive income	16	(1)	(14)
Retained earnings and other reserves		229	203
Equity attributable to equity holders of Constellium		745	706
Non-controlling interests		20	21
Total equity		765	727
Total equity and liabilities		5,168	4,734
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(in millions of U.S. dollar)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive income / (loss)	Other reserves	Retained earnings	Total	Non-controlling interests	Total equity
At January 1, 2025	4	513	(51)	(14)	161	93	706	21	727
Net income	—	—	—	—	—	37	37	1	38
Other comprehensive income / (loss)	—	—	—	11	—	—	11	—	11
Total comprehensive income / (loss)	—	—	—	11	—	37	48	1	49
Share-based compensation	—	—	—	—	6	—	6	—	6
Repurchase of ordinary shares	—	—	(15)	—	—	—	(15)	—	(15)
Allocation of treasury shares to share-based compensation plan vested	—	—	12	—	—	(12)	—	—	—
Other	—	—	—	2	—	(2)	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At March 31, 2025	4	513	(54)	(1)	167	116	745	20	765

(in millions of U.S. dollar)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive income / (loss)	Other reserves	Retained earnings	Total	Non-controlling interests	Total equity
At January 1, 2024	4	513	—	—	136	65	718	24	742
Net income	—	—	—	—	—	21	21	1	22
Other comprehensive income / (loss)	—	—	—	(11)	—	—	(11)	—	(11)
Total comprehensive income / (loss)	—	—	—	(11)	—	21	10	1	11
Share-based compensation	—	—	—	—	6	—	6	—	6
Repurchase of ordinary shares	—	—	(7)	—	—	—	(7)	—	(7)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
At March 31, 2024	4	513	(7)	(11)	142	86	727	24	751
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

		Three months ended March 31,
(in millions of U.S. dollar)	Notes	2025	2024
Net income		38	22
Adjustments
Depreciation and amortization	3	78	75
Impairment of assets	3	—	3
Pension and other long-term benefits	13	2	2
Finance costs - net	5	27	27
Income tax expense	6	24	8
Unrealized losses on derivatives - net and from remeasurement of monetary assets and liabilities - net		11	3
Losses on disposal	4	—	1
Other - net		11	13
Changes in working capital
Inventories		(69)	16
Trade receivables		(273)	(173)
Trade payables		279	100
Other		(18)	(16)
Change in provisions		(1)	(2)
Pension and other long-term benefits paid		(13)	(10)
Interest paid		(29)	(26)
Income tax paid		(9)	(6)
Net cash flows from operating activities		58	37
Purchases of property, plant and equipment	3	(69)	(74)
Property, plant and equipment inflows	3	8	7
Collection of deferred purchase price receivable		2	17
Net cash flows used in investing activities		(59)	(50)
Repurchase of ordinary shares		(15)	(7)
Repayments of long-term debt		(1)	(2)
Net change in revolving credit facilities and short-term debt		5	1
Finance lease repayments		(2)	(2)
Transactions with non-controlling interests		(2)	(1)
Other financing activities		(11)	1
Net cash flows used in financing activities		(26)	(10)
Net decrease in cash and cash equivalents		(27)	(23)

Cash and cash equivalents - beginning of year		141	223
Net decrease in cash and cash equivalents		(27)	(23)
Effect of exchange rate changes on cash and cash equivalents		4	(6)
Cash and cash equivalents - end of period		118	194
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Constellium is a global leader in the design and manufacture of a broad range of innovative specialty rolled and extruded aluminum products, serving a wide range of blue-chip customers primarily in the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. As of March 31, 2025, the Group operated 25 manufacturing facilities, 3 R&D centers and 3 administrative centers.
Constellium SE, a French Societas Europaea (SE), is the parent company of the Group. Unless the context indicates otherwise, when we refer to "we", "our", "us", "Constellium", the "Group" and the "Company" in this document, we are referring to Constellium SE and its subsidiaries.
Basis of presentation and principles of consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Constellium SE and its controlled subsidiaries. All intercompany transactions and balances are eliminated.
The accompanying unaudited interim condensed consolidated financial statements have been prepared by Constellium in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of its financial position at March 31, 2025, results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024 have been included. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Group’s audited consolidated financial statements and accompanying notes in Form 10-K for the year ended December 31, 2024. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2025 fiscal year.
Judgments in applying accounting policies and key sources of estimation uncertainty
The preparation of the Group’s consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. The principal areas of judgment relate to (1) impairment of assets; (2) actuarial assumptions related to pension and other postretirement benefit plans; (3) tax uncertainties and valuation allowances; and (4) assessment of loss contingencies, including environmental and litigation liabilities. These judgments, estimates and assumptions are based on management’s best knowledge of the relevant facts and circumstances, giving consideration to previous experience. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained, and our operating environment changes. The Group continuously reviews its significant assumptions and estimates in light of the uncertainty associated with the global geopolitical and macroeconomic conditions and their potential direct and indirect impacts on its business and its financial statements. There can be no guarantee that our assumptions will materialize or that actual results will not differ materially from estimates.
Recently adopted and recently issued accounting guidance
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 - Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This accounting standard is effective for annual disclosures in fiscal year ended December 31, 2025. We are currently evaluating the impact of adoption on our annual financial disclosures.
In November 2024, the FASB issued ASU 2024-03 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures, requiring public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The standard is intended to benefit investors by providing more detailed expense information notably on employee compensation, depreciation and amortization and purchase of inventory, which is critical to understanding an entity’s performance, assessing its prospects for future cash flows and comparing its performance both over time and with that of other entities. This accounting standard as updated in ASU 2025-01 - Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date which clarified the interim reporting effective date of ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the guidance may be applied prospectively or retrospectively. We are currently evaluating the impact of adoption on our financial disclosures.
The Group plans to adopt these new standards, amendments and interpretations on their required effective dates and does not expect any material impact on its financial position, results of operations and cash flows as a result of their adoption.

NOTE 2 - REVENUE
In the following table, revenue is disaggregated by product line. See Note 3 - Segment information herein for additional disclosures of revenue disaggregated by operating segments.

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
Aerospace rolled products	267	286
Transportation, industry, defense and other rolled products	168	184
Packaging rolled products	868	671
Automotive rolled products	291	311
Specialty and other thin-rolled products	24	32
Automotive extruded products	234	263
Other extruded products	127	133
Total revenue by product line	1,979	1,880
Revenue is recognized at a point in time, except for certain products with no alternative use for which we have a right to payment, which represent less than 1% of total revenue.

NOTE 3 - SEGMENT INFORMATION
Constellium has three reportable segments - Aerospace & Transportation ("A&T"), Packaging & Automotive Rolled Products ("P&ARP") and Automotive Structures & Industry ("AS&I") - and Holdings & Corporate ("H&C").
3.1 Segment revenue, Segment costs and Segment Adjusted EBITDA

	Three months ended March 31,
	2025				2024
(in millions of U.S. dollar)	A&T	P&ARP	AS&I	H&C	A&T	P&ARP	AS&I	H&C
Segment revenue	468	1,187	381	—	479	1,018	396	2
Inter-segment elimination	(33)	(3)	(21)	—	(10)	(4)	(1)	—
External revenue	435	1,184	360	—	469	1,014	395	2
Cost of metal	(192)	(859)	(214)	2	(206)	(691)	(210)	2
Production costs	(146)	(239)	(107)	(2)	(152)	(245)	(128)	(2)
Other segment expenses (A)	(22)	(26)	(23)	(11)	(24)	(30)	(25)	(9)
Segment Adjusted EBITDA	75	60	16	(11)	87	48	32	(7)

(A) Other segment expenses primarily includes selling, general administrative expenses and research and development expenses.

3.2 Reconciliation of Segment Adjusted EBITDA to Net Income
Constellium’s chief operating decision-maker measures the profitability and financial performance of its operating segments based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income / (loss) from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation, amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, metal price lag, share-based compensation expense, non operating gains / (losses) on pension and other post-employment benefits, expenses on factoring arrangements, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.

		Three months ended March 31,
(in millions of U.S. dollar)	Notes	2025	2024
A&T		75	87
P&ARP		60	48
AS&I		16	32
H&C		(11)	(7)
Segment Adjusted EBITDA		140	160
Metal price lag (A)		46	(14)
Depreciation and amortization		(78)	(75)
Impairment of assets (B)		—	(3)
Share based compensation costs	17	(6)	(6)
Pension and other post-employment benefits - non - operating gains		3	3
Restructuring costs		(1)	—
Unrealized losses on derivatives		(12)	(4)
Unrealized exchange (losses) / gains from the remeasurement of monetary assets and liabilities – net		(1)	2
Losses on disposal		—	(1)
Other (C)		3	—
Expenses on factoring arrangements	8	(5)	(5)
Finance costs - net	5	(27)	(27)
Income before tax		62	30
Income tax expense	6	(24)	(8)
Net income		38	22

(A)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's Revenue are established and when aluminum purchase prices included in Cost of sales are established. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
(B)For the three months ended March 31, 2024, impairment related to property, plant and equipment in our Valais operations.
(C)Includes $7 million of insurance proceeds and $3 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).

3.3 Segment capital expenditures

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
A&T	(13)	(19)
P&ARP	(34)	(29)
AS&I	(14)	(18)
H&C	—	(1)
Total capital expenditures (A)	(61)	(67)
(A)Purchase of property plant and equipment, net of grants received and insurance compensation related to property plant and equipment.

3.4 Segment depreciation, amortization and impairment

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
A&T	(17)	(17)
P&ARP	(44)	(41)
AS&I	(16)	(19)
H&C	(1)	(1)
Total depreciation, amortization and impairment expense	(78)	(78)

3.5 Segment assets

(in millions of U.S. dollar)	At March 31, 2025	At December 31, 2024
A&T	1,285	1,172
P&ARP	2,294	2,118
AS&I	752	651
H&C	399	313
Segment assets	4,730	4,254
Deferred income tax assets	294	311
Cash and cash equivalents	118	141
Fair value of derivatives instruments and other financial assets	26	28
Total assets	5,168	4,734

NOTE 4 - OTHER GAINS AND LOSSES - NET

		Three months ended March 31,
(in millions of U.S. dollar)	Notes	2025	2024
Operating income and expenses
Realized gains / (losses) on derivatives (A)		6	(11)
Unrealized losses on derivatives at fair value through profit and loss - net (A)	12	(12)	(4)
Unrealized exchange (losses) / gains from the remeasurement of monetary assets and liabilities – net		(1)	2
Impairment of assets (B)		—	(3)
Restructuring costs		(1)	—
Losses on disposal		—	(1)
Result from the flood in Valais	3	4	—
Non-operating income and expenses
Expenses on factoring arrangements	8	(5)	(5)
Pension and other post-employment benefits	13	3	3
Other		1	1
Total other gains and losses - net		(5)	(18)

(A)Realized and unrealized gains and losses are related to derivatives entered into with the purpose of mitigating exposure to volatility in foreign currencies and commodity prices and that do not qualify for hedge accounting.
(B)For the three months ended March 31, 2024, impairment related to property, plant and equipment in our Valais operations.

NOTE 5 - FINANCE COSTS - NET

		Three months ended March 31,
(in millions of U.S. dollar)	Notes	2025	2024
Interest expense on borrowings (A)		(25)	(25)
Interest cost on pension and other long-term benefits	13	(2)	(2)
Realized and unrealized losses on debt derivatives at fair value (B)	12	(9)	(1)
Realized and unrealized exchange gains on financing activities - net (B)		10	1
Other finance expenses		(2)	(1)
Capitalized borrowing costs (C)		1	1
Finance expenses		(27)	(27)
Finance costs - net		(27)	(27)
(A)For the three months ended March 31, 2025, interest expense on borrowings included $22 million of interest expenses related to Constellium SE Senior Notes including amortization of arrangement fees. For the three months ended March 31, 2024, it included $21 million of interest expense related to Constellium SE Senior Notes including amortization of arrangement fees.
(B)     The Group hedges the currency exposure when using external funding sources in a currency different from the functional currency of the entities being funded. Changes in the fair value of these hedging derivatives are recognized within Finance costs – net in the Interim Consolidated Income Statement.
(C)     Borrowing costs directly attributable to the construction of assets are capitalized. The capitalization rate was 5% for the three months ended March 31, 2025 and 2024.

NOTE 6 - INCOME TAX
Income tax expense for interim periods is recognized based on the annualized effective tax rate expected for the full year adjusted for the tax effect of certain items recognized in full in the interim period.
The effective tax rate for the three months ended March 31, 2025 and 2024 was 38.7% and 25.5%, respectively. The effective tax rate for the three months ended March 31, 2025 includes the impact of the temporary surtax in France which was enacted in February 2025, and resulted in a statutory tax rate of 30.98% for 2025, compared to 25.82% in 2024.
The difference between the effective tax rate and the statutory tax rate for the three months ended March 31, 2025 was primarily due to the geographical mix of our pre-tax results and losses in certain jurisdictions where we have recorded a full valuation allowance.
We have generally not recognized income tax expense or benefits on pre-tax income or losses generated in several jurisdictions where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary share equivalents represent the dilutive effect of outstanding equity-based awards.
The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows:

	Three months ended March 31,
(in millions of U.S. Dollars except share and per share amounts )	2025	2024
Numerator:
Net income attributable to equity holders of Constellium	37	21
Denominator:
Basic - weighted-average ordinary shares outstanding	142,495,499	146,796,257
Dilutive effect of non-vested restricted stock units and performance-based restricted stock units	1,594,032	3,414,769
Diluted - weighted-average ordinary shares, of restricted stock units and performance-based restricted stock units	144,089,531	150,211,026
Basic earnings per share	$0.26	$0.14
Diluted earnings per share	$0.26	$0.14
For the three months ended March 31, 2025 and 2024 no ordinary shares assuming exercise of equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 8 - TRADE RECEIVABLES AND OTHER

	At March 31, 2025		At December 31, 2024
(in millions of U.S. dollar)	Non-current	Current	Non-current	Current
Trade receivables - gross	—	668	—	383
Allowance for doubtful receivables	—	(3)	—	(2)
Total trade receivables - net	—	665	—	381
Income tax receivables	2	35	—	29
Other tax receivables	—	49	—	41
Contract assets	16	2	16	2
Other	20	67	20	33
Total other receivables	38	153	36	105
Total trade receivables and other	38	818	36	486
Factoring arrangements
The Group has entered into several accounts receivable factoring programs with various financial institutions for certain receivables of the Group.
The proceeds from the sale of certain of these receivables comprise a combination of cash and a deferred purchase price receivable. The deferred purchase price receivable is ultimately realized by the Group following the collection by the financial institutions of the underlying receivables sold. The beginning deferred purchase price balance for three months ended March 31, 2025 and 2024 were $2 million and $8 million, respectively. During each of the aforementioned periods, there were non-cash additions to the deferred purchase price receivable of $0 million and $18 million (these additions are excluded from the Interim Statement of Cash Flow as they are non-cash investing transactions) and cash collections of $2 million and $17 million, respectively. This activity resulted in an ending deferred purchase price receivable balance of $0 million and $9 million, for the three months ended March 31, 2025 and 2024, respectively.
The Group has recorded $5 million and $5 million of expense related to its factoring programs in the three months ended March 31, 2025 and 2024, respectively, and has presented these amounts in Other gains and losses - net in its Interim Consolidated Income Statement.

NOTE 9 - INVENTORIES

(in millions of U.S. dollar)	At March 31, 2025	At December 31, 2024
Finished goods	268	250
Work in progress	611	571
Raw materials	296	260
Stores and supplies	103	100
Total inventories	1,278	1,181

NOTE 10 - TRADE PAYABLES AND OTHER

	At March 31, 2025		At December 31, 2024
(in millions of U.S. dollar)	Non-current	Current	Non-current	Current
Trade payables	—	1,267	—	959
Employees' entitlements	—	227	—	204
Contract liabilities and other liabilities to customers	32	70	33	65
Operating lease liabilities	99	19	95	17
Other payables	29	82	28	64
Total other	160	398	156	350
Total trade payables and other	160	1,665	156	1,309

Contract liabilities and other liabilities to customers
Revenue related to contract liabilities and other liabilities to customers for the three months ended March 31, 2025 and 2024 are presented in the table below:

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
Contract liabilities and other liabilities to customers at January 1,	98	100
Revenue deferred from contract liabilities	13	14
Revenue recognized from contract liabilities	(11)	(13)
Effect of changes in foreign currency rates and other changes	2	(4)
Contract liabilities and other liabilities to customers at March 31,	102	97

NOTE 11 - DEBT
11.1 Analysis by nature

	At March 31, 2025							At December 31, 2024
(in millions of U.S. dollar)	Nominal Value in Currency	Nominal rate	Effective rate	Face Value	Debt issuance costs	Accrued interest	Carrying value	Carrying value
Secured Pan-U.S. ABL (due 2029)	$60	Floating	5.57%	60	—	—	60	56
Senior Unsecured Notes				—	—	—	—
Issued June 2020 and due 2028	$325	5.625%	6.05%	325	(3)	5	327	323
Issued February 2021 and due 2029	$500	3.750%	4.05%	500	(5)	9	504	500
Issued June 2021 and due 2029	€300	3.125%	3.41%	324	(3)	2	323	313
Issued August 2024 and due 2032	$350	6.375%	6.77%	350	(6)	3	347	353
Issued August 2024 and due 2032	€300	5.375%	5.73%	324	(5)	3	322	313
Finance lease liabilities				30	—	—	30	30
Other loans (A)				30	—	—	30	30
Total debt				1,943	(22)	22	1,943	1,918
Of which non-current							1,908	1,879
Of which current (B)							35	39
(A)Other loans include $24 million of financial liabilities relating to the sale and leaseback of assets that were considered to be financing arrangements in substance.
(B)Current portion of borrowings include mainly accrued interest and current portions of finance leases and other long-term loans relating to the sale and leaseback of assets.

The fair values of Constellium SE Senior Notes issued in June 2020, February 2021, June 2021 and August 2024 was 97.4%, 90.6%, 93.6% and 98.2% respectively of the nominal value and amounted to $317 million, $453 million, $303 million and $662 million, respectively, at March 31, 2025, compared to $319 million, $453 million, $297 million, and $658 million, respectively, at December 31, 2024.
The €100 million French Inventory Facility was amended in February 2025 to extend its maturity until December 2027 and was undrawn at March 31, 2025.
The Group was in compliance with all applicable financial debt covenants at March 31, 2025 and December 31, 2024.

NOTE 12 - FINANCIAL INSTRUMENTS
12.1 Fair values of financial instruments
All derivatives are presented at fair value in the Interim Consolidated Balance Sheets:

	At March 31, 2025			At December 31, 2024
(in millions of U.S. dollar)	Non-current	Current	Total	Non-current	Current	Total
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	—	5	5	—	5	5
Currency net debt derivatives	—	—	—	—	1	1
Energy derivatives	2	1	3	1	—	1
Metal derivatives	2	16	18	1	18	19
Fair value of derivatives instruments - assets	4	22	26	2	24	26
Derivatives that qualify for hedge accounting
Currency commercial derivatives	5	2	7	13	9	22
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	3	7	10	7	17	24
Currency net debt derivatives	—	1	1	—	—	—
Energy derivatives	—	1	1	—	2	2
Metal derivatives	2	31	33	1	5	6
Fair value of derivatives instruments - liabilities	10	42	52	21	33	54
The fair values of trade receivables, other financial assets and liabilities approximate their carrying values, as a result of their liquidity or short maturity and the fair value of borrowings are disclosed in Note 11- Debt.

12.2 Valuation hierarchy
The following table provides an analysis of financial instruments measured at fair value, grouped into levels based on the degree to which the fair value is observable:
•Level 1 is based on a quoted price (unadjusted) in active markets for identical financial instruments. Level 1 includes aluminum, copper and zinc futures that are traded on the LME.
•Level 2 is based on inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly (i.e. prices) or indirectly (i.e. derived from prices). Level 2 includes foreign exchange derivatives, natural gas derivatives, silver derivatives and aluminum premium derivatives. The present value of future cash flows based on the forward or on the spot exchange rates at the balance sheet date is used to value foreign exchange derivatives.
•Level 3 is based on inputs for the asset or liability that are not based on observable market data (unobservable inputs). Trade receivables are classified as a Level 3 measurement under the fair value hierarchy.

	At March 31, 2025				At December 31, 2024
(in millions of U.S. dollar)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value of derivatives instruments - assets	8	18	—	26	12	14	—	26
Fair value of derivatives instruments - liabilities	21	31	—	52	5	49	—	54
There was no material transfer of asset and liability categories into or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2025 nor the year ended December 31, 2024.

12.3 Foreign exchange
i. Commercial transaction exposures
The following tables outline the nominal value (converted to millions of U.S. Dollar at the closing rate) of forward derivatives for Constellium’s most significant foreign exchange exposures at March 31, 2025.

Sold currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2029	373	449
CHF	2025-2029	56	6
CZK	2025	6	—
Other currencies	2025-2027	11	1

Purchased currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2026	75	9
CHF	2025-2028	120	25
CZK	2025-2026	71	34
Other currencies	2025	8	—
The Group has agreed to supply a major customer with fabricated metal products from an entity with Euro functional currency, while invoicing in U.S. Dollars. The Group has entered into significant foreign exchange derivatives that matched related highly probable future conversion sales. The Group designates a substantial portion of these derivatives for hedge accounting, with a total nominal amount of $378 million and $410 million at March 31, 2025 and December 31, 2024 respectively, with maturities ranging from 2025 to 2029. Changes in the fair value of cash flow hedges are reported by the Group as a component of Accumulated other comprehensive income, net of tax and reclassified into earnings when the forecasted transaction affects earnings.

The table below details the effect of foreign currency derivatives in the Interim Consolidated Income Statement, the Interim Consolidated Statement of Cash Flows and the Interim Consolidated Statement of Comprehensive Income:

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized (losses) / gains on foreign currency derivatives - net (A)	(3)	(2)
Unrealized gains / (losses) on foreign currency derivatives - net (B)	15	(10)
Derivatives that qualify for hedge accounting
Included in Other comprehensive income
Unrealized gains / (losses) on foreign currency derivatives - net	11	(4)
Gains reclassified from cash flow hedge reserve to the Consolidated Income Statement	1	2
Included in Revenue (C)
Realized losses on foreign currency derivatives - net (A)	(3)	(2)
Unrealized gains on foreign currency derivatives - net	2	—
(A)Commercial derivatives settled during the period are presented in net cash flows from operating activities in the Interim Consolidated Statement of Cash Flows.
(B)Gains or losses on the hedging instruments are expected to offset losses or gains on the underlying hedged forecasted sales that will be reflected in future years when these sales are recognized.
(C)Changes in fair value of derivatives that qualify for hedge accounting are included in revenue when the related customer invoices are issued.

ii. Financing transaction exposures
At March 31, 2025, the net hedged position related to long-term and short-term loans and deposits in U.S. dollar included a forward sale of $265 million versus the Euro using simple foreign exchange forward contracts.

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Finance costs - net
Realized gains on foreign currency derivatives - net (A)	(9)	2
Unrealized (losses) / gains on foreign currency derivatives - net	—	(3)
Total	(9)	(1)
(A)Net debt derivatives settled during the period are presented in Other financing activities in the Interim Consolidated Statement of Cash Flows.
Total realized and unrealized gains or losses on foreign currency derivatives are expected to partially offset the net foreign exchange result related to financing activities, both included in Finance costs - net.

12.4 Commodities
At March 31, 2025, the nominal amount of commodity derivatives is as follows:

(in millions of U.S. dollar)	Maturity Year	Less than 1 year	Over 1 year
Metal	2025-2027	400	43
Natural gas	2025-2027	9	18
The Group does not apply hedge accounting on commodity derivatives and therefore mark-to-market movements are recognized in Other gains and losses - net.

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on commodities derivatives - net (A)	9	(9)
Unrealized gains / (losses) on commodities derivatives - net	(27)	6
(A)Commodity derivatives settled during the period are presented in net cash flows from operating activities in the Interim Consolidated Statement of Cash Flows.

NOTE 13 - PENSION AND OTHER POST-EMPLOYMENT BENEFIT OBLIGATIONS

	Three months ended March 31,
	2025		2024
(in millions of U.S. dollar)	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits
Current service cost	(4)	(1)	(4)	(1)
Interest cost	(6)	(2)	(6)	(2)
Expected return on plan assets	6	—	6	—
Amortization of past service (cost) / gain	—	3	—	3
Total net pension and other long-term benefit cost	(4)	—	(4)	—
For the year ended December 31, 2025 as a whole, we expect to contribute approximately $30 million to our defined benefit pension plans and approximately $14 million to our other post-retirement and long-term benefit plans.

NOTE 14 - PROVISIONS

	At March 31, 2025		At December 31, 2024
(in millions of U.S. dollar)	Current	Non current	Current	Non current
Close down and environmental remediation costs	15	79	13	79
Restructuring costs	1	1	3	1
Legal claims and other costs	10	12	9	11
Total provisions	26	92	25	91

Close down, environmental and remediation costs
Environmental remediation costs are accounted for based on the Group's best estimate of the costs of its environmental clean-up obligations. The Group also records provisions for close down and restoration efforts based on the net present value of estimated future costs of the dismantling and demolition of infrastructure and the removal of residual material of disturbed areas. These provisions are expected to be settled over the next 40 years depending on the nature of the disturbance and the technical remediation plans.
Contingencies
The Group is involved, and may become involved, in various lawsuits, claims and proceedings relating to customer claims, product liability, employee and retiree benefit matters and other commercial matters. The Group records provisions for pending litigation matters when it determines that it is probable that an outflow of resources will be required to settle the obligation, and such amounts can be reasonably estimated. In some proceedings, the issues raised can be highly complex and subject to significant uncertainties and amounts claimed can be substantial. As a result, the probability of loss and an estimation of damages can be difficult to ascertain. In exceptional cases, when the Group considers that disclosures relating to provisions and contingencies may prejudice its position, disclosures are limited to the general nature of the matter in hand.

NOTE 15 - SHARE CAPITAL
Share capital amounted to €2,936,397.68 at March 31, 2025, divided into 146,819,884 ordinary shares, each with a nominal value of €0.02 and fully paid-up. All shares are of the same class and except for treasury shares have the right to one vote each.

		(in millions of U.S. dollar)
	Number of shares	Ordinary shares	Additional paid in capital
At January 1, 2025	146,819,884	4	513
At March 31, 2025 (A)	146,819,884	4	513
(A)Including 3,901,885 treasury shares at March 31, 2025.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three months ended March 31, 2025
(in millions of U.S. dollar)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2025	84	(14)	(84)	(14)
Other comprehensive income / (loss) before reclassification	—	8	4	12
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(2)	1	—	(1)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At March 31, 2025	82	(5)	(78)	(1)

	Three months ended March 31, 2024
(in millions of U.S. dollar)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2024	80	(5)	(75)	—
Other comprehensive income / (loss) before reclassification	(1)	(4)	(6)	(11)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(2)	2	—	—
At March 31, 2024	77	(7)	(81)	(11)

NOTE 17 - SHARE-BASED COMPENSATION
Performance-Based Restricted Stock Units (equity-settled)
During the three months ended March 31, 2025, the Company granted 1,109,767 PSUs to selected employees of the Group and to the Chief Executive Officer. The fair value of PSU awards with performance and service conditions is estimated using the value of Constellium SE’s ordinary shares on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
These units vest if the following conditions are met:
•A vesting condition under which the beneficiaries must be continuously at the service of the Company through the end of a three-year vesting period; and
•A performance condition, contingent on the TSR performance of Constellium shares over the vesting period compared to the TSR of specified indices. PSUs will ultimately vest based on a vesting multiplier which ranges from 0% to 200%.

The following table lists the inputs to the valuation model used for the PSUs granted during the three months ended March 31, 2025:

March 2025 PSUs
Fair value at grant date (in dollars)	17.88
Share price at grant date (in dollars)	11.90
Dividend yield	—
Expected volatility (A)	47%
Risk-free interest rate (US government bond yield)	3.93%
(A)Volatility in the share prices of the Company and companies included in indices were estimated based on observed historical volatilities over a period equal to the PSU vesting period.
Restricted Stock Units Award Agreements (equity-settled)
During the three months ended March 31, 2025, the Company granted 1,003,518 RSUs to selected employees of the Group and the Chief Executive Officer subject to the beneficiaries remaining continuously employed by or at the service of the Group from the grant date to the end of the three-year vesting period. The fair value of the RSUs awarded is $11.90, being the quoted market price at grant date.
Expense recognized during the period
Total share-based compensation expense was $6 million and $6 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, unrecognized compensation expense related to the RSUs was $22 million, which will be recognized over the remaining weighted average vesting period of 2.3 years and unrecognized compensation expense related to the PSUs was $34 million, which will be recognized over the remaining weighted average vesting period of 2.4 years.
Vested plan during the period
Fair values of vested RSUs and PSUs amounted to $22 million for three months ended March 31, 2025. They are excluded from the Statement of Cash flows as non-cash financing activities.

NOTE 18 - SUBSEQUENT EVENTS
No material subsequent events identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based principally on our unaudited interim condensed consolidated financial statements prepared under U.S. GAAP as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 which are included in this Quarterly Report.
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (see in particular "Special Note about Forward-Looking Statements" and "Item 1A. Risk Factors"), which was filed with the SEC on February 28, 2025.
Amounts presented in the Consolidated Financial Statements are expressed in millions of U.S. dollars, except as otherwise stated. Shipments are expressed in thousands of metric tons. Amounts may not sum due to rounding.

Overview
We are a global leader in the development, manufacture and sale of a broad range of highly engineered, value-added specialty rolled and extruded aluminum products to the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. As of March 31, 2025, we operated 25 production facilities, 3 R&D centers and 3 administrative centers.
We serve a diverse set of customers across a broad range of end-markets with different product needs, specifications and requirements. Our business is organized into three operating segments:
•Our Aerospace & Transportation ("A&T") operating segment offers a wide range of technically advanced aluminum products including plate, sheet and extrusions to blue-chip customers in the global aerospace, space, commercial transportation, general industrial and defense sectors. Many of the products are mission critical, which benefit from our world-class R&D and manufacturing capabilities and unique solutions.
•Our Packaging & Automotive Rolled Products ("P&ARP") segment includes the production and development of customized rolled aluminum sheet products. We supply the packaging market with canstock and closure stock for the beverage and food industry, as well as foilstock for the flexible packaging market. In addition, we supply the automotive market with technically advanced products such as Auto Body Sheet ("ABS"), heat exchanger materials and battery foil products.
•Our Automotive Structures & Industry ("AS&I") operating segment produces (i) technologically advanced structural solutions for the automotive industry including crash management systems, body structures, side impact beams and battery enclosure components, (ii) soft and hard alloy extrusions for automotive, transportation, general industrial applications, and (iii) large profiles for rail and general industrial applications. We complement our products with a comprehensive offering of downstream technology and services, which include pre-machining, surface treatment, R&D and technical support services.
Management Review and Outlook
Constellium delivered solid results in the first quarter despite continued demand weakness across most of our end markets outside of packaging and some lingering impacts from the flood last year at our Valais operations. Also, during the first quarter, we returned $15 million to shareholders through the repurchase of 1.4 million shares. The tariff and international trade situation remains highly unpredictable and is creating uncertainty in many of our end markets, especially automotive. We are proactively managing the business to the current environment and what is under our control. We remain focused on executing on our strategy, driving operational performance, reducing costs, managing capital discipline, generating Free Cash Flow and increasing shareholder value.

Key Factors Influencing Constellium’s Financial Condition and Results from Operations
Economic Conditions and Markets
We are directly impacted by the economic conditions that affect our customers and the markets in which they operate. General economic conditions such as the level of disposable income, the level of inflation, the rate of economic growth, the rate of unemployment, interest rates, exchange rates and currency devaluation or revaluation influence consumer confidence and consumer purchasing power. These factors, in turn, influence the demand for our products in terms of total volumes and prices that can be charged. We attempt to respond to the variability of economic conditions through the terms of our contracts with our customers and cost control.
In addition, although a number of our end-markets are cyclical in nature, we believe that the diversity of our portfolio and the secular growth trends we are experiencing in many of our end-markets will help the Company weather these economic cycles. In our three principal end-markets of aerospace, packaging and automotive:
•Aerospace demand which experienced a sharp recovery post-COVID, is currently softening, notably because of supply chain challenges. We continue to believe that the long-term trends of increased passenger air traffic and fleet replacements with newer and more fuel efficient aircraft, along with new military and space programs, will help support favorable long-term demand conditions.
•Historically, aluminum can packaging has not been highly correlated to the general economic cycle. We believe canstock has an attractive long-term growth outlook due to increased consumer preference for aluminum cans as a packaging material of choice.
•Automotive vehicle sales tend to fluctuate with the general economic cycle and in recent years have also been impacted by global supply chain disruptions, customer offerings and consumer preference. However, aluminum demand has increased in recent years, driven by the vehicle lightweighting trend to improve energy efficiency, reduce emissions and enhance vehicle safety, which has resulted in more aluminum usage for new car models. We expect the lightweighting trend to continue in the future.
Geopolitical and Economic Instability
During the first three months ended March 31, 2025, the Company continued to monitor geopolitical and economic instability. During the first quarter, there was continued uncertainty related to tariffs, trade wars, and their short and long-term potential impacts on the Company. Global and regional economies continue to be impacted by armed conflicts, sanctions, and volatility. While it is difficult to predict the impact of these events, we continuously monitor them and will develop contingency plans and counter measures as necessary to address adverse effects or disruptions to our operations as they arise.
Product Price and Margin
Our products are typically priced based on three components: (i) the LME price, (ii) a regional premium and (iii) a conversion margin.
Aluminum Prices
The price we pay for primary aluminum includes the LME price and regional premiums such as the Midwest premium for metal purchased in the U.S. or the Rotterdam premium for metal purchased in Europe. Both the LME price and the regional premiums can be volatile. Our business model aims to pass through aluminum price exposure by pricing our products to include the cost of the metal purchased and hedging any remaining exposure to achieve aluminum price neutrality.
The average LME transaction price, Rotterdam premium and Midwest premium per ton of primary aluminum in the three months ended March 31, 2025 and 2024 are presented below.

	For the three months ended March 31,		Percent changes

(U.S. dollars per ton)	2025	2024	2025 vs 2024

Average LME transaction price	2,627	2,199	19%
Average Midwest premium	712	409	74%
Average all-in aluminum price U.S.	3,339	2,608	28%

Average LME transaction price	2,627	2,199	19%
Average Rotterdam premium	290	246	18%
Average all-in aluminum price Europe	2,917	2,445	19%
Volumes
The profitability of our business is determined, in part, by the volume of tons processed and sold. Increased production volumes will generally result in lower per unit costs. Higher volumes sold will generally result in additional revenue and associated profitability.
Personnel Costs
Our operations are labor intensive. Personnel costs include the salaries, wages and benefits of our employees, as well as costs related to temporary labor. During our seasonal peaks and the summer months, we have historically increased our temporary workforce to compensate for increased volume of activity and vacation schedules. Personnel costs generally increase and decrease with the expansion or contraction in production levels. Personnel costs also generally increase in periods of higher inflation.
Energy
Our operations require substantial amounts of energy to run, primarily electricity and natural gas. The magnitude of energy costs depends on the energy supply and demand relationships in the regions we operate in.
Currency
We are a global company with operations in the United States, France, Germany, Switzerland, the Czech Republic, Slovakia, Spain, Mexico, Canada and China. As such, we are exposed to transaction and translation impacts.
Transaction impacts arise when our businesses transact in a currency other than their own functional currency. As a result, we are exposed to foreign exchange risk on payments and receipts in multiple currencies. Where we have multiple-year sales agreements in U.S. dollars by euro-functional currency entities, we have entered into derivative contracts to forward sell U.S. dollars to match these future sales. With the exception of certain derivative instruments entered into to hedge the foreign currency risk associated with the cash flows of certain highly probable forecasted sales, which we have designated for hedge accounting, hedge accounting is not applied to such ongoing commercial transactions and therefore the mark-to-market impact is recorded in Other Gains and Losses - net.
Translation impacts result from the translation at each period of the results of functional currency entities other than U.S. dollar into our reporting currency, the U.S. dollar.

Results of Operations for the three months ended March 31, 2025 and 2024

	For the three months ended March 31,
(in millions of U.S. dollars and as a % of revenue)	2025		2024

Revenue	1,979	100%	1,880	100%
Cost of sales (excluding depreciation and amortization)	(1,716)	87%	(1,635)	87%
Depreciation and amortization	(78)	4%	(75)	4%
Selling and administrative expenses	(78)	4%	(80)	4%
Research and development expenses	(13)	1%	(15)	1%
Other gains and losses - net	(5)	—%	(18)	1%
Finance costs - net	(27)	1%	(27)	1%
Income before tax	62	3%	30	2%
Income tax expense	(24)	1%	(8)	—%
Net income	38	2%	22	1%
Shipment volumes (in kt)	372	n/a	380	n/a
Revenue
For the three months ended March 31, 2025, revenue increased 5% to $1,979 million from $1,880 million for the three months ended March 31, 2024. This increase reflected higher revenue per ton, partially offset by a decrease in shipments.
For the three months ended March 31, 2025, sales volumes decreased 2% to 372 kt from 380 kt for the three months ended March 31, 2024. This decrease reflected a 11% decrease in volumes for A&T, a 2% increase in volumes for P&ARP and a 12% decrease in volumes for AS&I.
Our revenue is discussed in more detail in the “Segment Results” section.
Cost of Sales
For the three months ended March 31, 2025, cost of sales increased 5% to $1,716 million from $1,635 million for the three months ended March 31, 2024. This increase in cost of sales was primarily driven by a 9% increase in raw materials and consumables used from higher metal price.
Selling and Administrative Expenses
For the three months ended March 31, 2025, selling and administrative expenses decreased 3% to $78 million from $80 million for the three months ended March 31, 2024. The decrease reflected primarily a decrease in labor costs as a result of reduction in headcount.
Research and Development Expenses
For the three months ended March 31, 2025, research and development expenses decreased 13% to $13 million from $15 million for the three months ended March 31, 2024. This decrease reflected primarily a decrease in non-labor costs.

Other Gains and Losses, net

	For the three months ended March 31,
(in millions of U.S. dollar)	2025	2024
Operating income and expenses
Realized gains / (losses) on derivatives	6	(11)
Unrealized losses on derivatives at fair value through profit and loss - net	(12)	(4)
Unrealized exchange (losses) / gains from the remeasurement of monetary assets and liabilities – net	(1)	2
Impairment of assets	—	(3)
Restructuring costs	(1)	—
Losses on disposal	—	(1)
Result from the flood in Valais	4	—

Non-operating income and expenses
Expenses on factoring arrangements	(5)	(5)
Pension and other post-employment benefits	3	3
Other	1	1
Total other gains and losses - net	(5)	(18)
The following table provides an analysis of realized and unrealized gains and losses by nature of exposure:

	For three months ended March 31,
(in millions of U.S. dollar)	2025	2024

Realized (losses) / gains on foreign currency derivatives - net	(3)	(2)
Realized gains / (losses) on commodities derivatives - net	9	(9)
Realized gains / (losses) on derivatives	6	(11)

Unrealized gains / (losses) on foreign currency derivatives - net	15	(10)
Unrealized (losses) / gains on commodities derivatives - net	(27)	6
Unrealized losses on derivatives at fair value through profit and loss - net	(12)	(4)
Realized gains or losses relate to financial derivatives used by the Group to hedge underlying commercial and commodity transactions. Realized gains and losses on these derivatives are recognized in Other Gains and Losses - net and are offset by the commercial and commodity transactions accounted for in revenue and cost of sales.
Unrealized gains or losses relate to financial derivatives used by the Group to hedge forecasted commercial and commodity transactions for which hedge accounting is not applied. Unrealized gains or losses on these derivatives are recognized in Other Gains and Losses - net and are intended to offset the change in the value of forecasted transactions which are not yet accounted for.
Changes in realized and unrealized (losses) / gains on derivatives for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily reflected the fluctuation in commodity and energy prices.
For the three months ended March 31, 2025, the $4 million gain resulting from the flood in Valais includes $7 million of insurance proceeds, partially offset by $3 million of clean-up costs.
For the three months ended March 31, 2024, impairment related to property, plant and equipment in our Valais operations.

Finance Costs, net
For the three months ended March 31, 2025, finance costs, net were stable at $27 million compared to the three months ended March 31, 2024.
Income Tax
For the three months ended March 31, 2025 and 2024, income tax was an expense of $24 million and an expense of $8 million, respectively.
Our effective tax rate was 38.7% and 25.5% of our income before income tax for the three months ended March 31, 2025 and 2024, respectively.
The difference in our effective tax rate and the statutory tax rate compared to a statutory tax rate of 30.98% and 25.82% in the three months ended March 31, 2025 and 2024, respectively was primarily due to the geographical mix of our pre-tax results and losses in certain jurisdictions for which a full valuation allowance was recognized. The statutory tax rate for fiscal year 2025 increased compared to the prior year as a result of the temporary surtax enacted in France in February 2025 which is applicable for fiscal year 2025.
Net Income / Loss
As a result of the foregoing factors, we recognized net income of $38 million and net income of $22 million in the three months ended March 31, 2025 and 2024, respectively.
Segment Results
Segment Revenue
The following table sets forth the revenue for our operating segments for the periods presented:

	For three months ended March 31,
(in millions of U.S. dollars and as a % of revenue)	2025		2024

A&T	468	24%	479	25%
P&ARP	1,187	60%	1,018	54%
AS&I	381	19%	396	21%
Holdings and Corporate	—	—%	2	—%
Inter-segment eliminations	(57)	n.m	(15)	n.m
Total revenue	1,979	100%	1,880	100%
n.m. not meaningful
The following table sets forth the shipments for our operating segments for the periods presented:

	For three months ended March 31,
(in kt and as a % of shipments)	2025		2024

A&T	51	14%	57	15%
P&ARP	269	72%	264	69%
AS&I	52	14%	59	16%
Holdings and Corporate	—	—%	—	—%
Total shipments	372	100%	380	100%
A&T
For the three months ended March 31, 2025, revenue in our A&T segment decreased 2% to $468 million from $479 million for the three months ended March 31, 2024, reflecting lower shipments, partially offset by higher revenue per ton. A&T shipments were down 11%, or 6 kt, due to lower Aerospace and Transportation, Industry and Defense rolled products shipments, including the impacts resulting from the flood in Valais in June 2024. For the three months ended March 31, 2025, revenue per ton increased 10% to $9,165 per ton from $8,332 per ton for the three months ended March 31, 2024, primarily reflecting higher metal prices.
P&ARP
For the three months ended March 31, 2025, revenue in our P&ARP segment increased 17% to $1,187 million from $1,018 million for the three months ended March 31, 2024, reflecting higher shipments and higher revenue per ton. P&ARP shipments were up 2% or 5 kt, due to higher Packaging rolled products shipments, partially offset by lower shipments of Automotive and Specialty rolled products shipments. For the three months ended March 31, 2025, revenue per ton increased 14% to $4,415 per ton from $3,862 per ton for the three months ended March 31, 2024, primarily reflecting higher metal prices.
AS&I
For the three months ended March 31, 2025, revenue in our AS&I segment decreased 4% to $381 million from $396 million for the three months ended March 31, 2024, reflecting lower shipments, partially offset by higher revenue per ton. AS&I shipments were down 12%, or 7 kt, on lower Automotive and Other extruded products shipments, including the impacts resulting from the flood in Valais in June 2024. For the three months ended March 31, 2025, revenue per ton increased 9% to $7,278 per ton from $6,691 per ton for the three months ended March 31, 2024, primarily reflecting higher metal prices.
Segment Adjusted EBITDA
In considering the financial performance of the business, we analyze the primary financial performance measure of Segment Adjusted EBITDA in all of our business segments. Our Chief Operating Decision Maker, as defined under ASC 280 - Segment reporting measures the profitability and financial performance of our operating segments based on Segment Adjusted EBITDA.
Segment Adjusted EBITDA is defined as income from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation and amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, metal price lag (as defined hereafter), share-based compensation expense, non-operating gains / (losses) on pension and other post-employment benefits, factoring expenses, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.
The following table sets forth the Segment Adjusted EBITDA for our operating segments for the periods presented:

	For three months ended March 31,
(in millions of U.S. dollar and as a % of revenue)	2025		2024

A&T	75	16%	87	18%
P&ARP	60	5%	48	5%
AS&I	16	4%	32	8%
Holdings and Corporate	(11)	n.m	(7)	n.m
n.m. not meaningful

The following table reconciles our Segment Adjusted EBITDA to our net income:

	Three months ended March 31,
(in millions of U.S. dollar)	2025	2024
A&T	75	87
P&ARP	60	48
AS&I	16	32
H&C	(11)	(7)
Segment Adjusted EBITDA	140	160
Metal price lag (A)	46	(14)
Depreciation and amortization	(78)	(75)
Impairment of assets (B)	—	(3)
Share based compensation costs	(6)	(6)
Pension and other post-employment benefits - non - operating gains	3	3
Restructuring costs	(1)	—
Unrealized losses on derivatives	(12)	(4)
Unrealized exchange (losses) / gains from the remeasurement of monetary assets and liabilities – net	(1)	2
Losses on disposal	—	(1)
Other (C)	3	—
Expenses on factoring arrangements	(5)	(5)
Finance costs - net	(27)	(27)
Income before tax	62	30
Income tax expense	(24)	(8)
Net income	38	22

(A)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's Revenue are established and when aluminum purchase prices included in Cost of sales are established. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
(B)For the three months ended March 31, 2024, impairment related to property, plant and equipment in our Valais operations.
(C)Includes $7 million of insurance proceeds and $3 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).

The following table presents the primary drivers for changes in Segment Adjusted EBITDA for each one of our three segments:

(in millions of U.S. dollar)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the three months ended March 31, 2024	87	48	32
Volume	(20)	4	(12)
Price and product mix	(16)	9	(2)
Costs	25	2	(1)
Foreign exchange and other	(1)	(3)	(1)
Segment Adjusted EBITDA for the three months ended March 31, 2025	75	60	16
A&T
For the three months ended March 31, 2025, Adjusted EBITDA in our A&T segment decreased 14% to $75 million from $87 million for the three months ended March 31, 2024, primarily as a result of lower volumes, unfavorable price and mix and the impact resulting from the flood in Valais in June 2024, partially offset by lower costs. For the three months ended March 31, 2025, Adjusted EBITDA per ton decreased 3% to $1,469 from $1,513 for the three months ended March 31, 2024.
P&ARP
For the three months ended March 31, 2025, Adjusted EBITDA in our P&ARP segment increased 25% to $60 million from $48 million for the three months ended March 31, 2024, primarily as a result of favorable price and mix, higher volume, improved Muscle Shoals performance and lower operating costs, partially offset by unfavorable metal costs given tighter scrap spreads in North America. In the three months ended March 31, 2024, Muscle Shoals results were also impacted by a weather-related event. For the three months ended March 31, 2025, Adjusted EBITDA per ton increased 23% to $223 from $182 for the three months ended March 31, 2024.
AS&I
For the three months ended March 31, 2025, Segment Adjusted EBITDA in our AS&I segment decreased 50% to $16 million from $32 million for the three months ended March 31, 2024, primarily as a result of lower volumes and the impact resulting from the flood in Valais in June 2024. For the three months ended March 31, 2025, Adjusted EBITDA per ton decreased 43% to $306 per ton from $541 per ton for the three months ended March 31, 2024.
Holdings & Corporate
Segment Adjusted EBITDA results for our Holdings and Corporate segment reflected costs of $11 million and $7 million for the three months ended March 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
Our primary sources of cash flow have historically been cash flows from operating activities and funding or borrowings from external parties.
Based on our current and anticipated levels of operations, and the condition in our markets and industry, we believe that our cash flows from operations, cash on hand, new debt issuances or refinancing of existing debt facilities, and availability under our factoring and revolving credit facilities will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the short-term and long-term.
It is our policy to hedge all highly probable or committed foreign currency operating cash flows. As we have significant third party future receivables denominated in U.S. dollar, we generally enter into combinations of forward contracts with financial institutions, selling forward U.S. dollar against euros.

When we are unable to align the price and quantity of physical aluminum purchases with that of physical aluminum sales, it is also our policy to enter into derivative financial instruments to pass through the exposure to metal price fluctuations to financial institutions.
As the U.S. dollar appreciates against the euro or the LME price for aluminum falls, the derivative contracts related to transactional hedging entered into with financial institution counterparties will have a negative mark-to-market.
In addition, we borrow in a combination of the U.S. dollar and euro. When the external currency mix of our debt does not match the mix of our assets, we use foreign currency derivatives to balance the risk.
Our financial institution counterparties may require margin calls should our negative mark-to-market exceed a pre-agreed contractual limit. In order to protect the Group from the potential margin calls for significant market movements, we maintain additional cash or availability under our various borrowing facilities, we enter into derivatives with a large number of financial counterparties and we monitor potential margin requirements on a daily basis for adverse movements in the U.S. dollar against the euro and in aluminum prices. There were no margin calls at March 31, 2025 and December 31, 2024.
At March 31, 2025, we had $800 million of total liquidity, comprised of $118 million in cash and cash equivalents, $452 million of availability under our Pan-U.S. ABL facility, $122 million of availability under our factoring arrangements and $108 million of availability under our French inventory facility.
Factored receivables under non-recourse arrangements were $384 million and $376 million at March 31, 2025 and December 31, 2024, respectively.
Cash Flows
The following table summarizes our operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	For three months ended March 31,
(in millions of U.S. dollar)	2025	2024

Net Cash Flows from / (used in)
Operating activities	58	37
Investing activities	(59)	(50)
Financing activities	(26)	(10)
Net (decrease) / increase in cash and cash equivalents, excluding the effect of exchange rate changes	(27)	(23)
Net Cash Flows from Operating Activities
For the three months ended March 31, 2025, net cash flows from operating activities were $58 million, a $21 million increase from $37 million in the three months ended March 31, 2024. This change primarily reflects a $29 million increase in cash flows from operating activities before working capital and an $8 million decrease from changes in working capital.
For the three months ended March 31, 2025, changes in working capital were attributable to (i) an increase in inventory of $69 million, primarily driven by higher ending metal prices; (ii) an increase in trade receivables of $273 million primarily driven by higher activity levels and higher ending metal prices; and (iii) an increase in accounts payable of $279 million, primarily driven by increased metal purchases and higher ending metal prices.
For the three months ended March 31, 2024, changes in working capital were attributable to (i) a decrease in inventory of $16 million, primarily driven by lower inventory levels, partially offset by higher ending metal prices; (ii) an increase in trade receivables of $173 million primarily driven by higher activity levels, partially offset by $17 million of deferred purchase price receivables from factoring; and (iii) an increase in accounts payable of $100 million, primarily driven by higher ending metal prices and increased metal purchases due to higher activity levels.

Net Cash Flows from Investing Activities
For the three months ended March 31, 2025 and 2024, net cash flows used in investing activities were $59 million and $50 million, respectively. For three months ended March 31, 2025 capital expenditures were $61 million. For three months ended March 31, 2024 capital expenditures were $67 million and included investments in recycling capacity in France.
Capital expenditures by segment are detailed in Note 3.3 of our audited Consolidated Financial Statements.
Net Cash Flows used in Financing Activities
For the three months ended March 31, 2025, net cash flows used in financing activities were $26 million, primarily reflecting $15 million of share repurchases, as well as realized foreign exchange losses on net debt hedging instruments, and finance lease repayments, partially offset by a $5 million additional borrowings under the Pan-U.S. ABL facility. During the three months ended March 31, 2025, Constellium repurchased 1.4 million shares of the Company's ordinary shares for $15 million.
For the three months ended March 31, 2024, net cash flows used in financing activities were $10 million, primarily reflecting $7 million of share repurchases, as well as realized foreign exchange gains on net debt hedging instruments and finance lease repayments. During the three months ended March 31, 2024, Constellium repurchased 0.3 million shares of the Company's ordinary shares for $7 million.
Contractual obligations
Except as otherwise disclosed in this Quarterly Report, there have been no changes in our material short-term and long-term contractual cash obligations other than in the ordinary course of business since December 31, 2024. See Note 15.4, Note 21 and Note 17 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Principal Accounting Policies, Critical Accounting Estimates and Key Judgments
Our principal accounting policies are set out in Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. New standards and interpretations not yet adopted are set out in Note 1 to the unaudited Consolidated Financial Statements, which appear elsewhere in this Quarterly Report.
The preparation of our consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. These judgments, estimates and assumptions are based on management’s best knowledge of the relevant facts and circumstances, giving consideration to previous experience. However, actual results may differ from the amounts included in the Consolidated Financial Statements. Key sources of estimation uncertainty that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year include the items presented in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Principal Accounting Policies, Critical Accounting Estimates and Key Judgments” of our Annual Report on Form 10-K for the year ended December 31, 2024. The Company continuously reviews its significant assumptions and estimates in light of the uncertainty associated with the global geopolitical and macroeconomic conditions and their potential direct and indirect impacts on its business and its financial statements. There can be no guarantee that our assumptions will materialize or that actual results will not differ materially from estimates. There have been no material changes in our critical accounting estimates since December 31, 2024.
Recently Issued Accounting Standards
See Note 1- Basis of Presentation and Recent Accounting Pronouncements to our accompanying unaudited interim Consolidated Financial Statements for a full description of recent accounting pronouncements, if applicable, including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Non-GAAP measures
Adjusted EBITDA is not a measure defined by GAAP. We believe the most directly comparable GAAP measure to Adjusted EBITDA is our net income or loss for the relevant period.

Adjusted EBITDA is defined as income/(loss) from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation and amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, share-based compensation expense, non-operating gains / (losses) on pension and other post-employment benefits, factoring expenses, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.
We believe Adjusted EBITDA, as defined above, is useful to investors as it illustrates the underlying performance of continuing operations by excluding certain non-recurring and non-operating items. Similar concepts of adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in their evaluation of our company and in comparison, to other companies, many of which present an adjusted EBITDA-related performance measure when reporting their results.
Adjusted EBITDA has limitations as an analytical tool. It is not a measure defined by GAAP and therefore does not purport to be an alternative to operating profit or net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. As a result, you should not consider Adjusted EBITDA in isolation from, or as a substitute analysis for, our results prepared in accordance with GAAP.
The following table reconciles our net income to our Adjusted EBITDA:

	For three months ended March 31,
(in millions of U.S. dollar)	2025	2024

Net income	38	22
Income tax expense / (benefit)	24	8
Finance costs - net	27	27
Expenses on factoring arrangements	5	5
Depreciation and amortization	78	75
Impairment of assets (A)	—	3
Restructuring costs	1	—
Unrealized losses on derivatives	12	4
Unrealized exchange losses / (gains) from the remeasurement of monetary assets and liabilities – net	1	(2)
Pension and other post-employment benefits - non - operating gains	(3)	(3)
Share based compensation costs	6	6
Losses on disposal	—	1
Other (B)	(3)	—
Adjusted EBITDA[1]	186	146
of which Metal price lag (C)	46	(14)
1Adjusted EBITDA includes the non-cash impact of metal price lag
_______________
(A)For the three months ended March 31, 2024, impairment related to property, plant and equipment in our Valais operations.
(B)Includes $7 million of insurance proceeds and $3 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).
(C)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's Revenue are established and when aluminum purchase prices included in Cost of sales are established. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we are exposed to a variety market risks (including foreign currency exchange, interest rate and commodity price risk), and further information can be found in Item 7A. and Note 16 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report, and they have concluded that these controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Item 1. Legal Proceedings Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2024.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 21, 2024, the Company announced that the Board of Directors authorized a three-year share repurchase program of up to $300 million of the Company’s outstanding shares of ordinary shares, expiring on December 31, 2026.
As of March 31, 2025, the Company had approximately $206 million remaining under the Company’s share repurchase program. Since the inception of the share repurchase program up to March 31, 2025, approximately 6.1 million shares have been repurchased under the plan for approximately $94 million. In the first quarter of 2025, approximately 1.4 million shares have been repurchased under the plan for approximately $15 million. More information about our share repurchase program is available in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Purchases of Equity Securities by the Issuer and Affiliated Purchasers” of our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides certain information with respect to our share purchases during the quarter ended March 31, 2025.

Period	Total number of shares purchased	Average price paid per share (in U.S. dollars)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the program
January 1 - January 31, 2025	1,421,058	10.54	1,421,058	206,217,368
February 1 - February 28, 2025	—	0	—	206,217,368
March 1 - March 31, 2025	—	0	—	206,217,368
Total	1,421,058		1,421,058	206,217,368
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification by Chief Executive Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
________________________
* Furnished herewith.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constellium SE

Date: April 30, 2025	By:	/s/ Jean-Marc Germain
Name: Jean-Marc Germain
Title: Chief Executive Officer and Director

Date: April 30, 2025	By:	/s/ Jack Guo
Name: Jack Guo
Title: Chief Financial Officer