Form 10-Q
period 2025-06-30
CONSTELLIUM SE
filed 2025-07-31
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number outstanding ordinary shares of the registrant on June 30, 2025, was 139,539,023 shares.

Explanatory Note
Constellium SE (“Constellium SE” or “the Company”, and when referred to together with its subsidiaries, “the Group” or “Constellium”), is a corporation organized under the laws of France. As of June 30, 2025, Constellium SE no longer qualified as a Foreign Private Issuer, as determined by Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”). Beginning in 2025, Constellium SE was already voluntarily electing to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (“SEC”). Beginning on January 1, 2026, Constellium will continue to file annual reports on Form 10-K and quarterly reports on Form 10-Q and will also file all other required U.S. domestic forms with the SEC, including a proxy statement on Form DEF14A and beneficial ownership reporting under Section 16 of the Exchange Act.
Constellium SE’s I.R.S. Employer Identification Number is: 98-0667516. The Group’s U.S. assets are held by Constellium US Holdings I, LLC, a wholly owned subsidiary of Constellium SE. The I.R.S. Employer Identification Number of Constellium US Holdings I, LLC is: 27-4126819.
-i-

-ii-

PART I
Item 1. Financial Statements

CONSOLIDATED INCOME STATEMENTS (unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	Notes	2025	2024	2025	2024
Revenue	2	2,103	1,932	4,082	3,812
Cost of sales (excluding depreciation and amortization)		(1,840)	(1,652)	(3,556)	(3,287)
Depreciation and amortization		(82)	(76)	(160)	(151)
Selling and administrative expenses		(88)	(75)	(166)	(155)
Research and development expenses		(12)	(13)	(25)	(28)
Other gains and losses - net	4	4	13	(1)	(5)
Finance costs - net	5	(29)	(25)	(56)	(52)
Income before tax		56	104	118	134
Income tax expense	6	(20)	(27)	(44)	(35)
Net income		36	77	74	99
Attributable to:
Equity holders of Constellium		36	76	73	97
Non-controlling interests		—	1	1	2
Net income		36	77	74	99

Earnings per share attributable to the equity holders of Constellium (in U.S. dollars)	Notes
Basic	7	0.25	0.52	0.51	0.66
Diluted	7	0.25	0.51	0.51	0.65
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	Notes	2025	2024	2025	2024
Net income		36	77	74	99
Other comprehensive income / (loss)
Net change in post-employment benefit obligations		—	(4)	(3)	(9)
Income tax on net change in post-employment benefit obligations		(1)	—	—	2
Net change in cash flow hedges	12	25	(2)	37	(4)
Income tax on cash flow hedges		(7)	1	(10)	1
Currency translation adjustments		11	—	15	(6)
Other comprehensive income / (loss)		28	(5)	39	(16)
Total comprehensive income		64	72	113	83
Attributable to:
Equity holders of Constellium		63	71	111	81
Non-controlling interests		1	1	2	2
Total comprehensive income		64	72	113	83

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions of U.S. dollar) except share data	Notes	At June 30, 2025	At December 31, 2024
Assets
Current assets
Cash and cash equivalents		133	141
Trade receivables and other, net	8	805	486
Inventories	9	1,328	1,181
Fair value of derivatives instruments and other financial assets		46	26
Total current assets		2,312	1,834
Non-current assets
Property, plant and equipment, net		2,564	2,408
Goodwill		47	46
Intangible assets, net		93	97
Deferred tax assets		291	311
Trade receivables and other, net	8	40	36
Fair value of derivatives instruments	12	21	2
Total non-current assets		3,056	2,900
Total assets		5,368	4,734
Liabilities
Current liabilities
Trade payables and other	10	1,717	1,309
Current portion of long-term debt	11	54	39
Fair value of derivatives instruments	12	32	33
Income tax payable		18	18
Pension and other benefit obligations		24	22
Provisions	14	28	25
Total current liabilities		1,873	1,446
Non-current liabilities
Trade payables and other	10	169	156
Long-term debt	11	1,972	1,879
Fair value of derivatives instruments	12	3	21
Pension and other benefit obligations		394	375
Provisions	14	94	91
Deferred tax liabilities		64	39
Total non-current liabilities		2,696	2,561
Total liabilities		4,569	4,007
Commitments and contingencies	14
Shareholder's equity
Ordinary shares, par value €0.02, 146,819,884 shares issued at June 30, 2025 and December 31, 2024	15	4	4
Additional paid in capital	15	513	513
Accumulated other comprehensive income	16	26	(14)
Retained earnings and other reserves		237	203
Equity attributable to equity holders of Constellium		780	706
Non-controlling interests		19	21
Total equity		799	727
Total equity and liabilities		5,368	4,734
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions of U.S. dollar)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive income / (loss)	Other reserves	Retained earnings	Total	Non-controlling interests	Total equity
At January 1, 2025	4	513	(51)	(14)	161	93	706	21	727
Net income	—	—	—	—	—	37	37	1	38
Other comprehensive income	—	—	—	11	—	—	11	—	11
Total comprehensive income	—	—	—	11	—	37	48	1	49
Share-based compensation	—	—	—	—	6	—	6	—	6
Repurchase of ordinary shares	—	—	(15)	—	—	—	(15)	—	(15)
Allocation of treasury shares to share-based compensation plan vested	—	—	12	—	—	(12)	—	—	—
Other	—	—	—	2	—	(2)	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At March 31, 2025	4	513	(54)	(1)	167	116	745	20	765
Net income	—	—	—	—	—	36	36	—	36
Other comprehensive income	—	—	—	27	—	—	27	1	28
Total comprehensive income	—	—	—	27	—	36	63	1	64
Share-based compensation	—	—	—	—	7	—	7	—	7
Repurchase of ordinary shares	—	—	(35)	—	—	—	(35)	—	(35)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At June 30, 2025	4	513	(89)	26	174	152	780	19	799

(in millions of U.S. dollar)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive income / (loss)	Other reserves	Retained earnings	Total	Non-controlling interests	Total equity
At January 1, 2024	4	513	—	—	136	65	718	24	742
Net income	—	—	—	—	—	21	21	1	22
Other comprehensive loss	—	—	—	(11)	—	—	(11)	—	(11)
Total comprehensive (loss) / income	—	—	—	(11)	—	21	10	1	11
Share-based compensation	—	—	—	—	6	—	6	—	6
Repurchase of ordinary shares	—	—	(7)	—	—	—	(7)	—	(7)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
At March 31, 2024	4	513	(7)	(11)	142	86	727	24	751
Net income	—	—	—	—	—	76	76	1	77
Other comprehensive loss	—	—	—	(5)	—	—	(5)	—	(5)
Total comprehensive (loss) / income	—	—	—	(5)	—	76	71	1	72
Share-based compensation	—	—	—	—	7	—	7	—	7
Repurchase of ordinary shares	—	—	(32)	—	—	—	(32)	—	(32)
Allocation of treasury shares to share-based compensation plan vested	—	—	28	—	—	(28)	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At June 30, 2024	4	513	(11)	(16)	149	134	773	23	796
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	Notes	2025	2024	2025	2024
Net income		36	77	74	99
Adjustments
Depreciation and amortization	3	82	76	160	151
Impairment of assets	3	—	5	—	8
Pension and other long-term benefits		2	2	4	4
Finance costs - net	5	29	25	56	52
Income tax expense	6	20	27	44	35
Unrealized gains on derivatives - net and from remeasurement of monetary assets and liabilities - net		(35)	(4)	(24)	(1)
Losses on disposal	4	1	—	1	1
Other - net		11	13	22	26
Changes in working capital
Inventories		4	(43)	(65)	(27)
Trade receivables		12	(68)	(261)	(241)
Trade payables		(38)	64	241	164
Other		23	12	5	(4)
Change in provisions		(1)	—	(2)	(2)
Pension and other long-term benefits paid		(12)	(12)	(25)	(22)
Interest paid		(24)	(20)	(53)	(46)
Income tax paid		4	(16)	(5)	(22)
Net cash flows from operating activities		114	138	172	175
Purchases of property, plant and equipment	3	(77)	(84)	(146)	(158)
Property, plant and equipment inflows	3	4	—	12	7
Collection of deferred purchase price receivable	8	—	23	2	40
Other investing activities		1	—	1	—
Net cash flows used in investing activities		(72)	(61)	(131)	(111)
Repurchase of ordinary shares		(35)	(32)	(50)	(39)
Repayments of long-term debt		(2)	(3)	(3)	(5)
Net change in revolving credit facilities and short-term debt		23	(1)	28	—
Finance lease repayments		(1)	(3)	(3)	(5)
Transactions with non-controlling interests		(2)	(2)	(4)	(3)
Other financing activities		(19)	—	(30)	1
Net cash flows used in financing activities		(36)	(41)	(62)	(51)
Net increase / (decrease) in cash and cash equivalents		6	36	(21)	13

Cash and cash equivalents - beginning of period		118	194	141	223
Net increase / (decrease) in cash and cash equivalents		6	36	(21)	13
Effect of exchange rate changes on cash and cash equivalents		9	(2)	13	(8)
Cash and cash equivalents - end of period		133	228	133	228
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
Constellium is a global leader in the design and manufacture of a broad range of innovative specialty rolled and extruded aluminum products, serving a wide range of blue-chip customers primarily in the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. At June 30, 2025, the Group operated 25 manufacturing facilities, 3 R&D centers and 3 administrative centers.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared by Constellium in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of its financial position at June 30, 2025, results of operations and cash flows for the three-month and six-month periods ended June 30, 2025 and 2024 have been included. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Group’s audited consolidated financial statements and accompanying notes in its annual report on Form 10-K for the year ended December 31, 2024. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2025 fiscal year.
Use of estimates and assumptions
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

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
Aerospace rolled products	267	262	534	548
Transportation, industry, defense and other rolled products	200	212	368	396
Packaging rolled products	912	729	1,780	1,400
Automotive rolled products	295	320	586	631
Specialty and other thin-rolled products	26	28	50	60
Automotive extruded products	249	250	483	513
Other extruded products	154	131	281	264
Total revenue by product line	2,103	1,932	4,082	3,812
Revenue is recognized at a point in time, except for certain products with no alternative use for which we have a right to payment, which represent less than 1% of total revenue.

NOTE 3 - SEGMENT INFORMATION
Constellium has three business reportable segments - Aerospace & Transportation ("A&T"), Packaging & Automotive Rolled Products ("P&ARP") and Automotive Structures & Industry ("AS&I") - and Holdings & Corporate ("H&C"). Holdings & Corporate (‘H&C’) includes certain costs of our corporate support functions and our technology centers.
3.1 Segment revenue, Segment costs and Segment Adjusted EBITDA

	Three months ended June 30,
	2025				2024
(in millions of U.S. dollar)	A&T	P&ARP	AS&I	H&C	A&T	P&ARP	AS&I	H&C
Segment revenue	492	1,235	421	1	487	1,079	384	—
Inter-segment elimination	(26)	(3)	(18)	—	(14)	(3)	(1)	—
External revenue	466	1,232	404	1	473	1,076	383	—
Cost of metal	(209)	(895)	(248)	2	(202)	(743)	(206)	1
Production costs	(151)	(234)	(114)	(2)	(158)	(242)	(124)	(1)
Other segment expenses (A)	(27)	(29)	(24)	(12)	(23)	(25)	(23)	(6)
Segment Adjusted EBITDA	78	74	18	(12)	90	66	30	(6)

	Six months ended June 30,
	2025				2024
(in millions of U.S. dollar)	A&T	P&ARP	AS&I	H&C	A&T	P&ARP	AS&I	H&C
Segment revenue	960	2,422	802	2	966	2,097	779	3
Inter-segment elimination	(60)	(6)	(38)	—	(25)	(7)	(1)	—
External revenue	900	2,416	764	2	941	2,090	778	3
Cost of metal	(401)	(1,753)	(462)	3	(407)	(1,435)	(415)	3
Production costs	(296)	(474)	(221)	(4)	(310)	(486)	(252)	(3)
Other segment expenses (A)	(50)	(54)	(47)	(24)	(47)	(55)	(48)	(17)
Segment Adjusted EBITDA	153	135	34	(23)	177	114	63	(14)
(A) Other segment expenses primarily include selling and general administrative expenses and research and development expenses.

3.2 Reconciliation of Segment Adjusted EBITDA to Net Income
Constellium’s chief operating decision-maker measures the profitability and financial performance of its operating segments based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income / (loss) from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation, amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, metal price lag, share-based compensation expense, non- operating gains / (losses) on pension and other post-employment benefits, expenses on factoring arrangements, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	Notes	2025	2024	2025	2024
A&T		78	90	153	177
P&ARP		74	66	135	114
AS&I		18	30	34	63
H&C		(12)	(6)	(23)	(14)
Segment Adjusted EBITDA		159	180	299	340
Metal price lag (A)		(13)	45	33	31
Depreciation and amortization		(82)	(76)	(160)	(151)
Impairment of assets (B)		—	(5)	—	(8)
Share based compensation costs	17	(7)	(7)	(13)	(13)
Pension and other post-employment benefits - non - operating gains		4	4	7	7
Restructuring costs		(1)	(3)	(2)	(3)
Unrealized gains on derivatives		33	4	21	—
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net		1	—	—	2
Losses on disposal		(1)	—	(1)	(1)
Other (C)		(2)	(8)	1	(8)
Expenses on factoring arrangements	8	(6)	(5)	(11)	(10)
Finance costs - net	5	(29)	(25)	(56)	(52)
Income before tax		56	104	118	134
Income tax expense	6	(20)	(27)	(44)	(35)
Net income		36	77	74	99

(A)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's Revenue are established and when aluminum purchase prices included in Cost of sales are established, which is a non-cash financial impact. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
(B)For the three and six months ended June 30, 2024, impairment related to property, plant and equipment in our Valais operations.
(C)For the three months ended June 30, 2025, other mainly includes 2 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland). For the six months ended June 30, 2025, Other mainly includes $9 million of insurance proceeds and $7 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland). For the three and six months ended June 30, 2024, other was related to $6 million of inventory impairment as a result of the flooding of our facilities in Valais (Switzerland) at the end of June 2024 as well as $2 million of costs associated with non-recurring corporate transformation projects.

3.3 Segment capital expenditures

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
A&T	(16)	(21)	(29)	(40)
P&ARP	(41)	(45)	(75)	(74)
AS&I	(15)	(16)	(29)	(34)
H&C	(1)	(2)	(1)	(3)
Total capital expenditures (A)	(73)	(84)	(134)	(151)
(A)Purchase of property plant and equipment, net of grants received and insurance compensation related to property plant and equipment.

3.4 Segment depreciation, amortization and impairment

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
A&T	(18)	(17)	(35)	(34)
P&ARP	(45)	(41)	(89)	(82)
AS&I	(17)	(21)	(33)	(40)
H&C	(2)	(2)	(3)	(3)
Total depreciation, amortization and impairment expense	(82)	(81)	(160)	(159)

3.5 Segment assets

(in millions of U.S. dollar)	At June 30, 2025	At December 31, 2024
A&T	1,379	1,172
P&ARP	2,343	2,118
AS&I	774	651
H&C	381	313
Segment assets	4,877	4,254
Deferred income tax assets	291	311
Cash and cash equivalents	133	141
Fair value of derivatives instruments and other financial assets	67	28
Total assets	5,368	4,734

NOTE 4 - OTHER GAINS AND LOSSES - NET

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	Notes	2025	2024	2025	2024
Operating income and expenses
Realized (losses) / gains on derivatives (A)		(25)	24	(19)	13
Unrealized gains on derivatives at fair value through profit and loss - net (A)	12	33	4	21	—
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net		1	—	—	2
Impairment of assets (B)		—	(5)	—	(8)
Restructuring costs		(1)	(3)	(2)	(3)
Losses on disposal		(1)	—	(1)	(1)
Result from the flood in Valais	3	(2)	(6)	2	(6)
Non-operating income and expenses
Expenses on factoring arrangements	8	(6)	(5)	(11)	(10)
Pension and other post-employment benefits	13	4	4	7	7
Other		1	—	2	1
Total other gains and losses - net		4	13	(1)	(5)

(A)Realized and unrealized gains and losses are related to derivatives entered into with the purpose of mitigating exposure to volatility in foreign currencies and commodity prices and that do not qualify for hedge accounting.
(B)For the three and six months ended June 30, 2024, impairment related to property, plant and equipment in our Valais operations.

NOTE 5 - FINANCE COSTS - NET

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	Notes	2025	2024	2025	2024
Interest expense on borrowings (A)		(25)	(22)	(50)	(47)
Interest expense on finance leases		(1)	(1)	(1)	(1)
Interest cost on pension and other long-term benefits	13	(2)	(3)	(4)	(5)
Realized and unrealized losses on debt derivatives at fair value (B)	12	(17)	—	(26)	(1)
Realized and unrealized exchange gains on financing activities - net (B)		18	—	28	1
Other finance expenses		(3)	(1)	(5)	(2)
Capitalized borrowing costs (C)		1	2	2	3
Finance expenses		(29)	(25)	(56)	(52)
Finance costs - net		(29)	(25)	(56)	(52)
(A)For the three months ended June 30, 2025, and 2024, interest expense on borrowings included $22 million and $21 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, respectively. For the six months ended June 30, 2025, and 2024, interest expense on borrowings included $44 million and $43 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, respectively.
(B)     The Group hedges the currency exposure when using external funding sources in a currency different from the functional currency of the entities being funded. Changes in the fair value of these hedging derivatives are recognized within Finance costs – net in the Interim Consolidated Income Statement.
(C)     Borrowing costs directly attributable to the construction of assets are capitalized. The capitalization rate was 5% for the three and six months ended June 30, 2025, and 2024.

NOTE 6 - INCOME TAX
Income tax expense for interim periods is recognized based on the annualized effective tax rate expected for the full year adjusted for the tax effect of certain items recognized in full in the interim period.
Our effective tax rate was 35.7% and 26.0% of our income before income tax for the three months ended June 30, 2025 and 2024, respectively, and 37.6% and 26.0% of our income before income tax for the six months ended June 30, 2025, and 2024, respectively.
The effective tax rate for the three and six months ended June 30, 2025 includes the impact of the temporary surtax in France, which was enacted in February 2025 and resulted in a statutory tax rate of 29.28% for 2025, compared to 25.82% in 2024. The difference between the effective tax rate and the statutory tax rate for the three and six months ended June 30, 2025 was primarily due to the geographical mix of our pre-tax results and losses in certain jurisdictions where we have recorded a full valuation allowance.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary share equivalents represent the dilutive effect of outstanding equity-based awards.
The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars except share and per share amounts )	2025	2024	2025	2024
Numerator:
Net income attributable to equity holders of Constellium	36	76	73	97
Denominator:
Basic - weighted-average ordinary shares outstanding	140,820,828	146,271,938	141,665,123	146,534,099
Dilutive effect of non-vested restricted stock units and performance-based restricted stock units	1,423,571	2,960,935	1,508,801	3,187,852
Diluted - weighted-average ordinary shares, of restricted stock units and performance-based restricted stock units	142,244,399	149,232,873	143,173,924	149,721,951
Basic earnings per share	$0.25	$0.52	$0.51	$0.66
Diluted earnings per share	$0.25	$0.51	$0.51	$0.65
For the three and six months ended June 30, 2025, and 2024, no ordinary shares assuming exercise of equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 8 - TRADE RECEIVABLES AND OTHER

	At June 30, 2025		At December 31, 2024
(in millions of U.S. dollar)	Non-current	Current	Non-current	Current
Trade receivables - gross	—	682	—	383
Allowance for doubtful receivables	—	(3)	—	(2)
Total trade receivables - net	—	679	—	381
Income tax receivables	5	23	—	29
Other tax receivables	—	45	—	41
Contract assets	13	2	16	2
Other	22	56	20	33
Total other receivables	40	126	36	105
Total trade receivables and other	40	805	36	486
Factoring arrangements
The Group has entered into several accounts receivable factoring programs with various financial institutions for certain receivables of the Group.
The proceeds from the sale of certain of these receivables comprise a combination of cash and a deferred purchase price receivable. The deferred purchase price receivable is ultimately realized by the Group following the collection by the financial institutions of the underlying receivables sold. The beginning deferred purchase price balance for six months ended June 30, 2025 and 2024 were $2 million and $8 million, respectively. During each of the aforementioned periods, there were non-cash additions to the deferred purchase price receivable of $0 million and $41 million (these additions are excluded from the Interim Statement of Cash Flow as they are non-cash investing transactions) and cash collections of $2 million and $40 million, respectively. This activity resulted in an ending deferred purchase price receivable balance of $0 million and $9 million, for the six months ended June 30, 2025 and 2024, respectively, recorded in Fair value of derivatives instruments and other financial assets in the consolidated balance sheets.
The Group has recorded $11 million and $10 million of expense related to its factoring programs in the six months ended June 30, 2025 and 2024, respectively, and has presented these amounts in Other gains and losses - net in its Interim Consolidated Income Statement.

NOTE 9 - INVENTORIES

(in millions of U.S. dollar)	At June 30, 2025	At December 31, 2024
Finished goods	273	250
Work in progress	639	571
Raw materials	308	260
Stores and supplies	108	100
Total inventories	1,328	1,181

NOTE 10 - TRADE PAYABLES AND OTHER

	At June 30, 2025		At December 31, 2024
(in millions of U.S. dollar)	Non-current	Current	Non-current	Current
Trade payables	—	1,294	—	959
Employees' entitlements	—	245	—	204
Contract liabilities and other liabilities to customers	31	73	33	65
Operating lease liabilities	103	21	95	17
Other payables	35	84	28	64
Total other	169	423	156	350
Total trade payables and other	169	1,717	156	1,309

Contract liabilities and other liabilities to customers
Revenue related to contract liabilities and other liabilities to customers for the six months ended June 30, 2025 and 2024 are presented in the table below:

	Six months ended June 30,
(in millions of U.S. dollar)	2025	2024
Contract liabilities and other liabilities to customers at January 1,	98	100
Revenue deferred to contract liabilities	20	31
Revenue recognized from contract liabilities	(22)	(36)
Effect of changes in foreign currency rates and other changes	8	(4)
Contract liabilities and other liabilities to customers at June 30,	104	91

NOTE 11 - DEBT
11.1 Analysis by nature

	At June 30, 2025							At December 31, 2024
(in millions of U.S. dollar)	Nominal Value in Currency	Nominal rate	Effective rate	Face Value	Debt issuance costs	Accrued interest	Carrying value	Carrying value
Secured Pan-U.S. ABL (due 2029)	$70	Floating	5.74%	70	—	1	71	56
Senior Unsecured Notes				—	—	—	—
Issued June 2020 and due 2028	$325	5.625%	6.05%	325	(3)	1	323	323
Issued February 2021 and due 2029	$500	3.750%	4.05%	500	(4)	4	500	500
Issued June 2021 and due 2029	€300	3.125%	3.41%	351	(3)	5	353	313
Issued August 2024 and due 2032	$350	6.375%	6.77%	350	(6)	8	352	353
Issued August 2024 and due 2032	€300	5.375%	5.73%	352	(6)	7	353	313
Finance lease liabilities				31	—	—	31	30
Other loans (A)				43	—	—	43	30
Total debt				2,022	(22)	26	2,026	1,918
Of which non-current							1,972	1,879
Of which current (B)							54	39
(A)Other loans include $24 million of financial liabilities relating to the sale and leaseback of assets that were considered to be financing arrangements in substance.
(B)Current portion of borrowings include mainly accrued interest and current portions of finance leases and other long-term loans relating to the sale and leaseback of assets.

The fair values of Constellium SE Senior Notes issued in June 2020, February 2021, June 2021 and August 2024 were 99.5%, 94.1%, 96.5% and 101.7%, respectively, of the nominal value and amounted to $323 million, $470 million, $340 million and $714 million, respectively, at June 30, 2025, compared to $319 million, $453 million, $297 million, and $658 million, respectively, at December 31, 2024.
The €100 million French Inventory Facility was amended in February 2025 to extend its maturity until December 2027 and was undrawn at June 30, 2025.
The Group was in compliance with all applicable financial debt covenants at June 30, 2025 and December 31, 2024.

NOTE 12 - FINANCIAL INSTRUMENTS
12.1 Fair values of financial instruments
All derivatives are presented at fair value in the Interim Consolidated Balance Sheets:

	At June 30, 2025			At December 31, 2024
(in millions of U.S. dollar)	Non-current	Current	Total	Non-current	Current	Total
Derivatives that qualify for hedge accounting
Currency commercial derivatives	12	8	20	—	—	—
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	5	18	23	—	5	5
Currency net debt derivatives	—	—	—	—	1	1
Energy derivatives	2	1	3	1	—	1
Metal derivatives	2	19	21	1	18	19
Fair value of derivatives instruments - assets	21	46	67	2	24	26
Derivatives that qualify for hedge accounting
Currency commercial derivatives	—	—	—	13	9	22
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	—	5	5	7	17	24
Currency net debt derivatives	—	2	2	—	—	—
Energy derivatives	—	2	2	—	2	2
Metal derivatives	3	23	26	1	5	6
Fair value of derivatives instruments - liabilities	3	32	35	21	33	54
The fair values of trade receivables, other financial assets and liabilities approximate their carrying values, as a result of their liquidity or short maturity and the fair value of borrowings are disclosed in Note 11 - Debt.

12.2 Valuation hierarchy
The following table provides an analysis of financial instruments measured at fair value, grouped into levels based on the degree to which the fair value is observable:
•Level 1 is based on a quoted price (unadjusted) in active markets for identical financial instruments. Level 1 includes aluminum, copper and zinc futures that are traded on the LME.
•Level 2 is based on inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly (i.e., prices), or indirectly (i.e., derived from prices). Level 2 includes foreign exchange derivatives, natural gas derivatives, silver derivatives and aluminum premium derivatives. The present value of future cash flows based on the forward or on the spot exchange rates at the balance sheet date is used to value foreign exchange derivatives.
•Level 3 is based on inputs for the asset or liability that are not based on observable market data (unobservable inputs). Trade receivables are classified as a Level 3 measurement under the fair value hierarchy.

	At June 30, 2025				At December 31, 2024
(in millions of U.S. dollar)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value of derivatives instruments - assets	7	60	—	67	12	14	—	26
Fair value of derivatives instruments - liabilities	14	21	—	35	5	49	—	54
There was no material transfer of asset and liability categories into or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2025, nor the year ended December 31, 2024.
12.3 Foreign exchange
Foreign exchange risk is the risk that the fair value or future cash flows of an exposure will fluctuate because of changes in foreign exchange rates.
Net assets, earnings and cash flows are influenced by multiple currencies due to the geographic diversity of sales and the countries in which the Group operates.
Constellium has the following foreign exchange risk: i) transaction exposures, which include commercial transactions related to forecasted sales and purchases and on-balance sheet receivables/payables resulting from such transactions and financing transactions related to external and internal net debt, and ii) translation exposures, which relate to net investments in foreign entities that are converted in U.S. dollar amounts in the Consolidated Financial Statements.
Foreign exchange impacts related to the translation of net investments in non-USD functional currency subsidiaries from functional currency to U.S. dollar, and of the related revenue and expenses, are not hedged as the Group operates in these various countries on a permanent basis except as described below.
i. Commercial transaction exposures
The Group policy is to hedge committed and highly probable forecasted foreign currency operational transactions. The Group uses foreign exchange forwards and foreign exchange swaps for this purpose.
The following tables outline the nominal value (converted to millions of U.S. Dollars at the closing rate) of forward derivatives for Constellium’s most significant foreign exchange exposures at June 30, 2025.

Sold currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2029	287	455
CHF	2025-2029	44	7
CZK	2025	4	—
Other currencies	2025-2027	12	2

Purchased currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2026	83	13
CHF	2025-2028	96	44
CZK	2025-2026	53	37
Other currencies	2025	6	—
The Group has agreed to supply a major customer with fabricated metal products from an entity with Euro functional currency, while invoicing in U.S. Dollars. The Group has entered into significant foreign exchange derivatives that matched related highly probable future conversion sales. The Group designates a substantial portion of these derivatives for hedge accounting, with a total nominal amount of $345 million and $410 million at June 30, 2025 and December 31, 2024 respectively, with maturities ranging from 2025 to 2029. Changes in the fair value of cash flow hedges are reported by the

Group as a component of Accumulated other comprehensive income, net of tax and reclassified into earnings when the forecasted transaction affects earnings.
The table below details the effect of foreign currency derivatives in the Interim Consolidated Income Statement, the Interim Consolidated Statement of Cash Flows and the Interim Consolidated Statement of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on foreign currency derivatives - net (A)	3	(2)	—	(4)
Unrealized gains / (losses) on foreign currency derivatives - net (B)	23	(2)	38	(12)
Derivatives that qualify for hedge accounting
Included in Other comprehensive income
Unrealized gains / (losses) on foreign currency derivatives - net	26	(6)	37	(10)
(Losses) / gains reclassified from cash flow hedge reserve to the Consolidated Income Statement	(1)	4	—	6
Included in Revenue (C)
Realized losses on foreign currency derivatives - net (A)	(1)	(3)	(4)	(5)
Unrealized gains / (losses) on foreign currency derivatives - net	1	(1)	3	(1)
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
ii. Financing transaction exposures
When the Group enters into intercompany loans and deposits, the financing is generally provided in the functional currency of the subsidiary. The foreign currency exposure of the Group’s external funding and liquid assets is systematically hedged either naturally through intercompany foreign currency loans and deposits or through foreign currency derivatives.
At June 30, 2025, the net hedged position related to long-term and short-term loans and deposits in U.S. dollar included a forward sale of $254 million versus the Euro using simple foreign exchange forward contracts.

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Finance costs - net
Realized (losses) / gains on foreign currency derivatives - net (A)	(16)	(1)	(25)	1
Unrealized (losses) / gains on foreign currency derivatives - net	(1)	1	(1)	(2)
Total	(17)	—	(26)	(1)
(A)Net debt derivatives settled during the period are presented in Other financing activities in the Interim Consolidated Statement of Cash Flows.

Total realized and unrealized gains or losses on foreign currency derivatives are expected to partially offset the net foreign exchange result related to financing activities, both included in Finance costs - net.
12.4 Commodities
The Group is subject to the effects of market fluctuations in the price of aluminum, which is the Group’s primary metal input and a significant component of its output. The Group is also exposed to variation in regional premiums and in the price of zinc, natural gas, silver and copper, and other alloying metals, to a lesser extent.
The Group policy is to minimize exposure to aluminum price volatility by passing through the aluminum price risk to customers and using derivatives where necessary. For most of its aluminum price exposure, sales and purchases of aluminum are converted to be on the same floating basis and then the same quantities are bought and sold at the same market price.
Temporary increases in inventory, to the extent material, are sold forward to the expected sales date to ensure the price paid for the metal will be redeemed when it is sold.
The Group also purchases copper, aluminum premium, silver and zinc derivatives to offset the commodity exposure where sales contracts have embedded fixed price agreements for these commodities.
In addition, the Group purchases natural gas fixed price derivatives to lock in energy costs where a fixed price purchase contract is not possible.
At June 30, 2025, the nominal amount of commodity derivatives is as follows:

(in millions of U.S. dollar)	Maturity Year	Less than 1 year	Over 1 year
Metal	2025-2027	297	115
Natural gas	2025-2028	6	28
The value of the contracts will fluctuate due to changes in market prices but our hedging strategy helps protect the Group’s margin on future conversion and fabrication activities. At June 30, 2025, these contracts were directly entered into with external counterparties.
The Group does not apply hedge accounting on commodity derivatives and therefore mark-to-market movements are recognized in Other gains and losses - net.

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized (losses) / gains on commodities derivatives - net (A)	(28)	26	(19)	17
Unrealized gains / (losses) on commodities derivatives - net	10	6	(17)	12
(A)Commodity derivatives settled during the period are presented in net cash flows from operating activities in the Interim Consolidated Statement of Cash Flows.

NOTE 13 - PENSION AND OTHER POST-EMPLOYMENT BENEFIT OBLIGATIONS

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
(in millions of U.S. dollar)	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits
Current service cost	(5)	(1)	(5)	(1)	(9)	(2)	(9)	(2)
Interest cost	(5)	(2)	(6)	(2)	(11)	(4)	(12)	(4)
Expected return on plan assets	5	—	5	—	11	—	11	—
Amortization of past service gain	1	2	1	2	1	5	1	5
Amortization of net actuarial gain	—	1	—	1	—	1	—	1
Total net pension and other long-term benefit cost	(4)	—	(5)	—	(8)	—	(9)	—
For the year ended December 31, 2025 as a whole, we expect to contribute approximately $30 million to our defined benefit pension plans and approximately $14 million to our other post-retirement and long-term benefit plans.

NOTE 14 - PROVISIONS

	At June 30, 2025		At December 31, 2024
(in millions of U.S. dollar)	Current	Non-current	Current	Non-current
Close down and environmental remediation costs	17	82	13	79
Restructuring costs	1	—	3	1
Legal claims and other costs	10	12	9	11
Total provisions	28	94	25	91

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

NOTE 15 - SHARE CAPITAL
Share capital amounted to €2,936,397.68 at June 30, 2025, divided into 146,819,884 ordinary shares, each with a nominal value of €0.02 and fully paid-up. All shares are of the same class and except for treasury shares have the right to one vote each.

		(in millions of U.S. dollar)
	Number of shares	Ordinary shares	Additional paid in capital
At January 1, 2025	146,819,884	4	513
At June 30, 2025 (A)	146,819,884	4	513
(A)Including 7,280,861 and 3,296,576 treasury shares at June 30, 2025 and December 31, 2024, respectively. The number of outstanding shares amounted to 139,539,023 and 143,523,308 at June 30, 2025 and December 31, 2024, respectively.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding non-controlling interests, for the periods presented:

	Three months ended June 30, 2025
(in millions of U.S. dollar)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At March 31, 2025	82	(5)	(78)	(1)
Other comprehensive income / (loss) before reclassification	2	19	10	31
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	(1)	—	(4)
At June 30, 2025	81	13	(68)	26

	Three months ended June 30, 2024
(in millions of U.S. dollar)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At March 31, 2024	77	(7)	(81)	(11)
Other comprehensive income / (loss) before reclassification	(1)	(5)	—	(6)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	4	—	1
At June 30, 2024	73	(8)	(81)	(16)

	Six months ended June 30, 2025
(in millions of U.S. dollar)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2025	84	(14)	(84)	(14)
Other comprehensive income / (loss) before reclassification	2	27	14	43
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At June 30, 2025	81	13	(68)	26

	Six months ended June 30, 2024
(in millions of U.S. dollar)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2024	80	(5)	(75)	—
Other comprehensive income / (loss) before reclassification	(2)	(9)	(6)	(17)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(5)	6	—	1
At June 30, 2024	73	(8)	(81)	(16)

NOTE 17 - SHARE-BASED COMPENSATION
Performance-Based Restricted Stock Units (equity-settled)
During the six months ended June 30, 2025, the Company granted 1,154,859 PSUs to selected employees of the Group and to the Chief Executive Officer. The fair value of PSU awards with performance and service conditions is estimated using the value of Constellium SE’s ordinary shares on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
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

The following table lists the inputs to the valuation model used for the PSUs granted during the six months ended June 30, 2025:

2025 PSUs
Fair value at grant date (in dollars)	17.88
Share price at grant date (in dollars)	11.90
Dividend yield	—
Expected volatility (A)	47%
Risk-free interest rate (US government bond yield)	3.93%
(A)Volatility in the share prices of the Company and companies included in indices were estimated based on observed historical volatilities over a period equal to the PSU vesting period.
Restricted Stock Units Award Agreements (equity-settled)
During the six months ended June 30, 2025, the Company granted 1,026,520 RSUs to selected employees of the Group and the Chief Executive Officer subject to the beneficiaries remaining continuously employed by or at the service of the Group from the grant date to the end of the three-year vesting period. The fair value of the RSUs awarded is $11.90, being the quoted market price at grant date.
Expense recognized during the period
Total share-based compensation expense was $13 million and $13 million for the six months ended June 30, 2025 and 2024, respectively.
At June 30, 2025, unrecognized compensation expense related to the RSUs was $21 million, which will be recognized over the remaining weighted average vesting period of 2.2 years and unrecognized compensation expense related to the PSUs was $34 million, which will be recognized over the remaining weighted average vesting period of 2.2 years.
Vested plan during the period
Fair values of vested RSUs and PSUs amounted to $23 million for six months ended June 30, 2025. They are excluded from the Statement of Cash flows as non-cash financing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based principally on our unaudited interim condensed consolidated financial statements prepared under U.S. GAAP at June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited interim condensed consolidated financial statements at June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 which are included in this Quarterly Report.
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

Overview
We are a global leader in the development, manufacture and sale of a broad range of highly engineered, value-added specialty rolled and extruded aluminum products to the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. At June 30, 2025, we operated 25 production facilities, 3 R&D centers and 3 administrative centers.
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
•Our Packaging & Automotive Rolled Products ("P&ARP") operating segment includes the production and development of customized rolled aluminum sheet products. We supply the packaging market with canstock and closure stock for the beverage and food industry, as well as foilstock for the flexible packaging market. In addition, we supply the automotive market with technically advanced products such as Auto Body Sheet ("ABS"), heat exchanger materials and battery foil products.
•Our Automotive Structures & Industry ("AS&I") operating segment produces (i) technologically advanced structural solutions for the automotive industry including crash management systems, body structures, side impact beams and battery enclosure components, (ii) soft and hard alloy extrusions for automotive, transportation, and general industrial applications, and (iii) large profiles for rail and general industrial applications. We complement our products with a comprehensive offering of downstream technology and services, which include pre-machining, surface treatment, R&D and technical support services.
Management Review and Outlook
Constellium delivered solid results in the second quarter despite continued demand weakness across most of our end markets outside of packaging. We repurchased 3.4 million shares for $35 million during the quarter. The tariff and international trade situation remains highly unpredictable and is creating uncertainty in many of our end markets, especially automotive. We are proactively managing the business to the current environment and what is under our control. We remain focused on executing on our strategy, driving operational performance, reducing costs, managing capital discipline, generating Free Cash Flow and increasing shareholder value.

Key Factors Influencing Constellium’s Financial Condition and Results from Operations
Economic Conditions and Markets
We are directly impacted by the economic conditions that affect our customers and the markets in which they operate. General economic and market conditions, such as the level of disposable income, the level of inflation, the rate of economic growth, the rate of unemployment, the rapid development of technology, interest rates, exchange rates and currency devaluation or revaluation, influence consumer confidence and consumer purchasing power. These factors, in turn, influence the demand for our products in terms of total volumes and prices that can be charged. We attempt to respond to the variability of economic conditions through the terms of our contracts with our customers and cost control.
In addition, although a number of our end-markets are cyclical in nature, we believe that the diversity of our portfolio and the secular growth trends we are experiencing in many of our end-markets will help the Company weather these economic cycles. In our three principal end-markets of aerospace, packaging and automotive:
•Aerospace demand has stabilized following the sharp recovery post-COVID as OEMs continue to face supply chain challenges. We continue to believe that the long-term trends of increased passenger air traffic and fleet replacements with newer and more fuel efficient aircraft, along with new military and space programs, will help support favorable long-term demand conditions.
•Historically, demand for aluminum can packaging has been fairly resilient during various economic cycles. We believe canstock has an attractive long-term growth outlook due to increased consumer preference for aluminum cans as a packaging material of choice.
•Automotive vehicle sales tend to fluctuate with the general economic cycle and in recent years have also been impacted by global supply chain disruptions, affordability, customer offerings and consumer preference. However, aluminum demand has increased in recent years, driven by the vehicle lightweighting trend to improve energy efficiency, reduce emissions and enhance vehicle safety, which has resulted in more aluminum usage for new car models. We expect the lightweighting trend to continue in the future.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBB Act") was enacted in the U.S. The OBBB Act contains numerous tax provisions that, among other things, permanently extends certain provisions of the Tax Cut and Jobs Act and other changes to existing U.S. federal tax law and regulatory rules. Certain provisions of the law have effective dates ranging from 2025 through 2027. The Company is assessing the impact of the OBBB Act's relevant provisions and currently does not anticipate a significant impact on its financial statements for the fiscal year 2025.
Geopolitical and Economic Instability
During the first six months ended June 30, 2025, the Company continued to monitor geopolitical and economic instability. During the second quarter, there was continued uncertainty related to tariffs, trade wars, and their short and long-term potential impacts on the Company. Global and regional economies continue to be impacted by armed conflicts, sanctions, and volatility. While it is difficult to predict the impact of these events, we continuously monitor them and will develop contingency plans and counter measures as necessary to address adverse effects or disruptions to our operations as they arise.
Product Price and Margin
Our products are typically priced based on three components: (i) the LME price, (ii) a regional premium and (iii) a conversion margin.
Aluminum Prices
The price we pay for primary aluminum includes the LME price and regional premiums such as the Midwest premium for metal purchased in the U.S. or the Rotterdam premium for metal purchased in Europe. Both the LME price and the regional premiums can be volatile. Our business model aims to pass through aluminum price exposure by pricing our products to include the cost of the metal purchased and hedging any remaining exposure to the extent possible to achieve aluminum price neutrality.
The average LME transaction price, Rotterdam premium and Midwest premium per ton of primary aluminum for the three and six months ended June 30, 2025 and 2024 are presented below.

	For the three months ended June 30,		For the six months ended June 30,		Percent changes QTD	Percent changes YTD

(U.S. dollars per ton)	2025	2024	2025	2024	2025 vs 2024	2025 vs 2024

Average LME transaction price	2,448	2,520	2,539	2,358	(3)%	8%
Average Midwest premium	990	439	849	424	126%	100%
Average all-in aluminum price U.S.	3,438	2,959	3,388	2,782	16%	22%

Average LME transaction price	2,448	2,520	2,539	2,358	(3)%	8%
Average Rotterdam premium	195	321	244	283	(39)%	(14)%
Average all-in aluminum price Europe	2,643	2,841	2,783	2,641	(7)%	5%
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

Results of Operations for the three and six months ended June 30, 2025 and 2024

	For the three months ended June 30,				For the six months ended June 30,
(in millions of U.S. dollar and as a % of revenue)	2025		2024		2025		2024

Revenue	2,103	100%	1,932	100%	4,082	100%	3,812	100%
Cost of sales (excluding depreciation and amortization)	(1,840)	87%	(1,652)	86%	(3,556)	87%	(3,287)	86%
Depreciation and amortization	(82)	4%	(76)	4%	(160)	4%	(151)	4%
Selling and administrative expenses	(88)	4%	(75)	4%	(166)	4%	(155)	4%
Research and development expenses	(12)	1%	(13)	1%	(25)	1%	(28)	1%
Other gains and losses - net	4	—%	13	1%	(1)	—%	(5)	—%
Finance costs - net	(29)	1%	(25)	1%	(56)	1%	(52)	1%
Income before tax	56	3%	104	5%	118	3%	134	4%
Income tax expense	(20)	1%	(27)	1%	(44)	1%	(35)	1%
Net income	36	2%	77	4%	74	2%	99	3%
Shipment volumes (in kt)	384	n/a	378	n/a	756	n/a	758	n/a
Revenue
For the three months ended June 30, 2025, revenue increased 9% to $2,103 million from $1,932 million for the three months ended June 30, 2024. This increase reflected higher shipments and higher revenue per ton.
For the three months ended June 30, 2025, sales volumes increased 2% to 384 kt from 378 kt for the three months ended June 30, 2024. This increase reflected a 5% increase in volumes for P&ARP, partially offset by an 11% decrease in volumes for A&T and a 1% decrease in volumes for AS&I.
For the six months ended June 30, 2025, revenue increased 7% to $4,082 million from $3,812 million for the six months ended June 30, 2024. This increase primarily reflected higher revenue per ton.
For the six months ended June 30, 2025, sales volumes were relatively stable at 756 kt compared to 758 kt for the six months ended June 30, 2024. This stability reflected a 4% increase in volumes for P&ARP, offset by an 11% decrease in volumes for A&T and a 7% decrease in volumes for AS&I.
Our revenue is discussed in more detail in the “Segment Results” section.
Cost of Sales
For the three months ended June 30, 2025, cost of sales increased 11% to $1,840 million from $1,652 million for the three months ended June 30, 2024. This increase in cost of sales was primarily driven by an 18% increase in raw materials and consumables as a result of higher metal prices and higher sales volumes.
For the six months ended June 30, 2025, cost of sales increased 8% to $3,556 million from $3,287 million for the six months ended June 30, 2024. This increase in cost of sales was primarily driven by a 14% increase in raw materials and consumables as a result of higher metal prices.
Selling and Administrative Expenses
For the three months ended June 30, 2025, selling and administrative expenses increased 17% to $88 million from $75 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in labor costs, including costs associated with corporate transformation projects, partially offset by lower headcounts.
For the six months ended June 30, 2025, selling and administrative expenses increased 7% to $166 million from $155 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in labor costs, including costs associated with corporate transformation projects, partially offset by lower headcounts.

Research and Development Expenses
For the three months ended June 30, 2025, research and development expenses decreased by 8% to $12 million from $13 million for the three months ended June 30, 2024. This decrease was primarily driven by a decrease in non-labor costs.
For the six months ended June 30, 2025, research and development expenses decreased 11% to $25 million from $28 million for the six months ended June 30, 2024. This decrease was primarily driven by a decrease in non-labor costs.
Other Gains and Losses, net

	For the three months ended June 30,		For the six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
Operating income and expenses
Realized (losses) / gains on derivatives	(25)	24	(19)	13
Unrealized gains on derivatives at fair value through profit and loss - net	33	4	21	—
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net	1	—	—	2
Impairment of assets	—	(5)	—	(8)
Restructuring costs	(1)	(3)	(2)	(3)
Losses on disposal	(1)	—	(1)	(1)
Result from the flood in Valais	(2)	(6)	2	(6)

Non-operating income and expenses
Expenses on factoring arrangements	(6)	(5)	(11)	(10)
Pension and other post-employment benefits	4	4	7	7
Other	1	—	2	1
Total other gains and losses - net	4	13	(1)	(5)
The following table provides an analysis of realized and unrealized gains and losses by nature of exposure:

	For the three months ended June 30,		For six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024

Realized gains / (losses) on foreign currency derivatives - net	3	(2)	—	(4)
Realized (losses) / gains on commodities derivatives - net	(28)	26	(19)	17
Realized (losses) / gains on derivatives	(25)	24	(19)	13

Unrealized gains / (losses) on foreign currency derivatives - net	23	(2)	38	(12)
Unrealized gains / (losses) on commodities derivatives - net	10	6	(17)	12
Unrealized gains on derivatives at fair value through profit and loss - net	33	4	21	—
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
Changes in realized (losses) / gains on derivatives for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 primarily reflected the fluctuation in commodity and energy prices.
Changes in unrealized (losses) / gains on derivatives for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 primarily reflected the fluctuation in foreign exchange.
For the three and six months ended June 30, 2024, impairment related to property, plant and equipment in our Valais operations.
For the three months ended June 30, 2025, the $2 million loss resulting from the flood in Valais correspond to clean-up costs.
For the three and six months ended June 30, 2024, the $6 million loss resulting from the flood in Valais related to inventory impairment.
For the six months ended June 30, 2025, the $2 million gain resulting from the flood in Valais includes $9 million of insurance proceeds, partially offset by $7 million of clean-up costs.
Finance Costs, net
For the three months ended June 30, 2025, finance costs, net increased 16% to $29 million from $25 million for the three months ended June 30, 2024. This increase primarily reflected higher borrowings on the Pan-U.S. ABL in 2025 and higher cost of Senior Notes as a result of our August 2024 refinancing compared to the three months ended June 30, 2024.
For the six months ended June 30, 2025, finance costs, net increased 8% to $56 million from $52 million compared to the six months ended June 30, 2024. This increase primarily reflected higher borrowings on the Pan-U.S. ABL in 2025 and higher cost of Senior Notes as a result of our August 2024 refinancing compared to the six months ended June 30, 2024.
Income Tax
For the three months ended June 30, 2025 and 2024, income tax was an expense of $20 million and an expense of $27 million, respectively. For the six months ended June 30, 2025 and 2024, income tax was an expense of $44 million and an expense of $35 million, respectively.
Our effective tax rate was 35.7% and 26.0% of our income before income tax for the three months ended June 30, 2025 and 2024, respectively, and 37.6% and 26.0% of our income before income tax for the six months ended June 30, 2025 and 2024, respectively.
The effective tax rate for the three and six months ended June 30, 2025 includes the impact of the temporary surtax in France, which was enacted in February 2025 and resulted in a statutory tax rate of 29.28% for 2025, compared to 25.82% in 2024. The difference between our effective tax rate and the statutory tax rate for the three and six months ended June 30, 2025 and 2024, respectively was primarily due to the geographical mix of our pre-tax results and losses in certain jurisdictions where we have recorded a full valuation allowance.

Segment Results
Segment Revenue
The following table sets forth the revenue for our three operating segments and Holdings and Corporate for the periods presented:

	For three months ended June 30,				For six months ended June 30,
(in millions of U.S. dollar and as a % of revenue)	2025		2024		2025		2024

A&T	492	23%	487	25%	960	24%	966	25%
P&ARP	1,235	59%	1,079	56%	2,422	59%	2,097	55%
AS&I	421	20%	384	20%	802	20%	779	20%
Holdings and Corporate	1	—%	—	—%	2	—%	3	—%
Inter-segment eliminations	(46)	n.m	(18)	n.m	(104)	n.m	(33)	n.m
Total revenue	2,103	100%	1,932	100%	4,082	100%	3,812	100%
n.m. not meaningful
The following table sets forth the shipments for our three operating segments for the periods presented:

	For three months ended June 30,				For six months ended June 30,
(in kt and as a % of shipments)	2025		2024		2025		2024

A&T	53	14%	60	16%	104	14%	117	15%
P&ARP	276	72%	262	69%	545	72%	526	69%
AS&I	55	14%	56	15%	107	14%	115	15%
Total shipments	384	100%	378	100%	756	100%	758	100%
A&T
For the three months ended June 30, 2025, revenue in our A&T segment increased 1% to $492 million from $487 million for the three months ended June 30, 2024, reflecting lower shipments, partially offset by higher revenue per ton. A&T shipments were down 11%, or 7 kt, due to lower Aerospace and Transportation, Industry and Defense rolled product shipments. For the three months ended June 30, 2025, revenue per ton increased by 14% to $9,255 per ton from $8,152 per ton for the three months ended June 30, 2024, primarily reflecting a more favorable sales price and mix, where sales price includes higher metal prices, as well as the impact from favorable foreign exchange translation.
For the six months ended June 30, 2025, revenue in our A&T segment decreased 1% to $960 million from $966 million for the six months ended June 30, 2024, reflecting lower shipments, partially offset by higher revenue per ton. A&T shipments were down 11%, or 13 kt, due to lower Aerospace and Transportation, Industry and Defense rolled products shipments. For the six months ended June 30, 2025, revenue per ton increased 12% to $9,211 per ton from $8,247 per ton for the six months ended June 30, 2024, primarily reflecting a more favorable sales price and mix, where sales price includes higher metal prices.
P&ARP
For the three months ended June 30, 2025, revenue in our P&ARP segment increased 14% to $1,235 million from $1,079 million for the three months ended June 30, 2024 reflecting higher shipments and higher revenue per ton. P&ARP shipments were up 5% or 14 kt compared to the three months ended June 30, 2024 with higher shipments of Packaging rolled products, partially offset by lower shipments of Automotive rolled products. For the three months ended June 30, 2025, revenue per ton increased by 9% to $4,474 per ton from $4,117 per ton for the three months ended June 30, 2024, primarily driven by a more favorable sales price and mix, where sales price includes higher metal prices, as well as the impact from favorable foreign exchange translation.
For the six months ended June 30, 2025, revenue in our P&ARP segment increased 15% to $2,422 million from $2,097 million for the six months ended June 30, 2024, reflecting higher shipments and higher revenue per ton. P&ARP shipments were up 4% or 19 kt, due to higher Packaging rolled products shipments, partially offset by lower Automotive and Specialty rolled products shipments. For the six months ended June 30, 2025, revenue per ton increased 11% to $4,445 per ton from

$3,989 per ton for the six months ended June 30, 2024, primarily reflecting a more favorable sales price and mix, where sales price includes higher metal prices.
AS&I
For the three months ended June 30, 2025, revenue in our AS&I segment increased 10% to $421 million from $384 million for the three months ended June 30, 2024, primarily reflecting higher revenue per ton. AS&I shipments were down 1%, or 1 kt, on lower Automotive extruded product shipments, offset by higher Other extruded product shipments. For the three months ended June 30, 2025, revenue per ton increased by 11% to $7,686 per ton from $6,910 per ton for the three months ended June 30, 2024, primarily reflecting favorable sales price and mix, where sales price includes higher metal prices, as well as the impact from favorable foreign exchange translation.
For the six months ended June 30, 2025, revenue in our AS&I segment increased 3% to $802 million from $779 million for the six months ended June 30, 2024, reflecting lower shipments, partially offset by higher revenue per ton. AS&I shipments were down 7%, or 8 kt, on lower Automotive extruded products shipments, partially offset by higher Other extruded products shipments. For the six months ended June 30, 2025, revenue per ton increased 10% to $7,486 per ton from $6,794 per ton for the six months ended June 30, 2024, primarily reflecting a more favorable sales price and mix, where sales price includes higher metal prices.
Segment Adjusted EBITDA
In considering the financial performance of the business, we analyze the primary financial performance measure of Segment Adjusted EBITDA in all of our business segments. Our Chief Operating Decision Maker, as defined under Accounting Standards Codification (ASC) Topic 280 - Segment reporting measures the profitability and financial performance of our operating segments based on Segment Adjusted EBITDA.
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
The following table sets forth the Segment Adjusted EBITDA for our operating segments for the periods presented:

	For three months ended June 30,				For six months ended June 30,
(in millions of U.S. dollar and as a % of revenue)	2025		2024		2025		2024

A&T	78	16%	90	18%	153	16%	177	18%
P&ARP	74	6%	66	6%	135	6%	114	5%
AS&I	18	4%	30	8%	34	4%	63	8%
Holdings and Corporate	(12)	n.m	(6)	n.m	(23)	n.m	(14)	n.m
n.m. not meaningful

The following table reconciles our Segment Adjusted EBITDA to our net income:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024

A&T	78	90	153	177
P&ARP	74	66	135	114
AS&I	18	30	34	63
H&C	(12)	(6)	(23)	(14)
Segment Adjusted EBITDA	159	180	299	340
Metal price lag (A)	(13)	45	33	31
Depreciation and amortization	(82)	(76)	(160)	(151)
Impairment of assets (B)	—	(5)	—	(8)
Share based compensation costs	(7)	(7)	(13)	(13)
Pension and other post-employment benefits - non - operating gains	4	4	7	7
Restructuring costs	(1)	(3)	(2)	(3)
Unrealized gains on derivatives	33	4	21	—
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net	1	—	—	2
Losses on disposal	(1)	—	(1)	(1)
Other (C)	(2)	(8)	1	(8)
Expenses on factoring arrangements	(6)	(5)	(11)	(10)
Finance costs - net	(29)	(25)	(56)	(52)
Income before tax	56	104	118	134
Income tax expense	(20)	(27)	(44)	(35)
Net income	36	77	74	99
(A)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's Revenue are established and when aluminum purchase prices included in Cost of sales are established, which is a non-cash financial impact. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
(B)For the three and six months ended June 30, 2024, impairment related to property, plant and equipment in our Valais operations.
(C)For the three months ended June 30, 2025, other mainly includes $2 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland). For the six months ended June 30, 2025, Other mainly includes $9 million of insurance proceeds and $7 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland). For the three and six months ended June 30, 2024, other was related to $6 million of inventory impairment as a result of the flooding of our facilities in Valais (Switzerland) at the end of June 2024 as well as $2 million of costs associated with non-recurring corporate transformation projects.

The following table presents the primary drivers for changes in Segment Adjusted EBITDA for each one of our three segments:

(in millions of U.S. dollar)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the three months ended June 30, 2024	90	66	30
Volume	(18)	14	(1)
Price and product mix	2	(7)	(16)
Costs	2	(1)	5
Foreign exchange and other	2	2	—
Segment Adjusted EBITDA for the three months ended June 30, 2025	78	74	18

(in millions of U.S. dollar)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the six months ended June 30, 2024	177	114	63
Volume	(38)	17	(13)
Price and product mix	(13)	2	(19)
Costs	27	1	4
Foreign exchange and other	—	1	(1)
Segment Adjusted EBITDA for the six months ended June 30, 2025	153	135	34
A&T
For the three months ended June 30, 2025, Adjusted EBITDA in our A&T segment decreased 13% to $78 million from $90 million for the three months ended June 30, 2024, primarily as a result of lower volumes, partially offset by favorable price and mix, lower operating costs and favorable impact from foreign exchange translation. For the three months ended June 30, 2025, Adjusted EBITDA per metric ton decreased by 3% to $1,467 from $1,506 for the three months ended June 30, 2024.
For the six months ended June 30, 2025, Adjusted EBITDA in our A&T segment decreased 14% to $153 million from $177 million for the six months ended June 30, 2024, primarily as a result of lower volumes and unfavorable price and mix, partially offset by lower operating costs. For the six months ended June 30, 2025, Adjusted EBITDA per ton decreased 3% to $1,468 from $1,511 for the six months ended June 30, 2024.
P&ARP
For the three months ended June 30, 2025, Adjusted EBITDA in our P&ARP segment increased 12% to $74 million from $66 million for the three months ended June 30, 2024, primarily as a result of higher volumes and improved Muscle Shoals performance, lower operating costs and favorable impact from foreign exchange translation, partially offset by unfavorable price and mix and unfavorable metal costs. For the three months ended June 30, 2025, Adjusted EBITDA per metric ton increased by 6% to $268 from $252 for the three months ended June 30, 2024.
For the six months ended June 30, 2025, Adjusted EBITDA in our P&ARP segment increased 18% to $135 million from $114 million for the six months ended June 30, 2024, primarily as a result of higher volumes and improved Muscle Shoals performance, favorable price and mix and lower operating costs, partially offset by unfavorable metal costs. In the six months ended June 30, 2024, Muscle Shoals results were impacted by a weather-related event. For the six months ended June 30, 2025, Adjusted EBITDA per ton increased 14% to $248 from $217 for the six months ended June 30, 2024.
AS&I
For the three months ended June 30, 2025, Segment Adjusted EBITDA in our AS&I segment decreased 40% to $18 million from $30 million for the three months ended June 30, 2024, primarily as a result of unfavorable price and mix and the unfavorable net impact from tariffs, partially offset by lower operating costs and favorable impact from foreign exchange translation. For the three months ended June 30, 2025, Adjusted EBITDA per ton decreased 39% to $329 per ton from $540 per ton for the three months ended June 30, 2024.

For the six months ended June 30, 2025, Adjusted EBITDA in our AS&I segment decreased by 46% to $34 million from $63 million for the six months ended June 30, 2024, primarily as a result of lower volumes and unfavorable price and mix and the unfavorable net impact from tariffs, partially offset by lower operating costs. For the six months ended June 30, 2025, Adjusted EBITDA per metric ton decreased by 42% to $317 per ton from $549 per ton for the six months ended June 30, 2024.
Holdings & Corporate
Segment Adjusted EBITDA results for our Holdings and Corporate segment reflected costs of $12 million and $6 million, for the three months ended June 30, 2025 and 2024, respectively and costs of $23 million and $14 million for the six months ended June 30, 2025 and 2024, respectively. This increase mainly results from higher labor costs, including costs associated with corporate transformation projects, as well as an unfavorable impact from foreign exchange translation.

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
It is our policy to hedge all highly probable or committed foreign currency operating cash flows. As we have significant third party future receivables denominated in U.S. dollars, we generally enter into combinations of forward contracts with financial institutions, selling forward U.S. dollars against euros.
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
Our financial institution counterparties may require margin calls should our negative mark-to-market exceed a pre-agreed contractual limit. In order to protect the Group from the potential margin calls for significant market movements, we maintain additional cash or availability under our various borrowing facilities, we enter into derivatives with a large number of financial counterparties and we monitor potential margin requirements on a daily basis for adverse movements in the U.S. dollar against the euro and in aluminum prices. There were no margin calls at June 30, 2025 and December 31, 2024.
At June 30, 2025, we had $841 million of total liquidity, comprised of $133 million in cash and cash equivalents, $465 million of availability under our Pan-U.S. ABL facility, $126 million of availability under our factoring arrangements and $117 million of availability under our French inventory facility.
Factored receivables under non-recourse arrangements were $410 million and $376 million at June 30, 2025 and December 31, 2024, respectively.

Cash Flows
The following table summarizes our operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	For six months ended June 30,
(in millions of U.S. dollar)	2025	2024

Net Cash Flows from / (used in)
Operating activities	172	175
Investing activities	(131)	(111)
Financing activities	(62)	(51)
Net (decrease) / increase in cash and cash equivalents, excluding the effect of exchange rate changes	(21)	13
Net Cash Flows from Operating Activities
For the six months ended June 30, 2025, net cash flows from operating activities were $172 million, a $3 million decrease from $175 million in the six months ended June 30, 2024. This change primarily reflects a $31 million decrease in cash flows from operating activities before working capital and a $28 million reduction from working capital usage.
For the six months ended June 30, 2025, changes in working capital were attributable to (i) an increase in inventory of $65 million, primarily driven by higher ending metal prices; (ii) an increase in trade receivables of $261 million primarily driven by higher activity levels and higher ending metal prices; and (iii) an increase in trade payables of $241 million, primarily driven by increased metal purchases due to higher activity levels and higher ending metal prices.
For the six months ended June 30, 2024, changes in working capital were attributable to (i) an increase in inventory of $27 million, primarily driven higher ending metal prices; (ii) an increase in trade receivables of $241 million primarily driven by higher activity levels and higher ending metal prices, partially offset by $40 million of deferred purchase price receivables from factoring; and (iii) an increase in trade payables of $164 million, primarily driven by higher ending metal prices.
Net Cash Flows used in Investing Activities
For the six months ended June 30, 2025 and 2024, net cash flows used in investing activities were $131 million and $111 million, respectively. For the six months ended June 30, 2025 capital expenditures were $134 million. For the six months ended June 30, 2024 capital expenditures were $151 million and included the recycling investment in France. In the six months ended June 30, 2024, collection of deferred purchase price receivables from factoring was $40 million.
Capital expenditures by segment are detailed in Note 3.3 of our audited Consolidated Financial Statements.
Net Cash Flows used in Financing Activities
For the six months ended June 30, 2025, net cash flows used in financing activities were $62 million, primarily reflecting share repurchases, additional borrowings under the Pan-U.S. ABL facility and factoring arrangements in Europe as well as realized foreign exchange losses on net debt hedging instruments due to the weakening of the U.S. dollar. During the six months ended June 30, 2025, Constellium repurchased 4.8 million shares of the Company's ordinary shares for $50 million.
For the six months ended June 30, 2024, net cash flows used in financing activities were $51 million, primarily reflecting share repurchases. During the six months ended June 30, 2024, Constellium repurchased 1.9 million shares of the Company's ordinary shares for $39 million.
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

The following table reconciles our net income to our Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2025	2024	2025	2024

Net income	36	77	74	99
Income tax expense	20	27	44	35
Finance costs - net	29	25	56	52
Expenses on factoring arrangements	6	5	11	10
Depreciation and amortization	82	76	160	151
Impairment of assets (A)	—	5	—	8
Restructuring costs	1	3	2	3
Unrealized gains on derivatives	(33)	(4)	(21)	—
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net	(1)	—	—	(2)
Pension and other post-employment benefits - non - operating gains	(4)	(4)	(7)	(7)
Share based compensation costs	7	7	13	13
Losses on disposal	1	—	1	1
Other (B)	2	8	(1)	8
Adjusted EBITDA[1]	146	225	332	371
of which Metal price lag (C)	(13)	45	33	31
1Adjusted EBITDA includes the non-cash impact of metal price lag
_______________
(A)For the three and six months ended June 30, 2024, impairment related to property, plant and equipment in our Valais operations.
(B)For the three months ended June 30, 2025, other mainly includes $2 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland). For the six months ended June 30, 2025, Other mainly includes $9 million of insurance proceeds and $7 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland). For the three and six months ended June 30, 2024, other was related to $6 million of inventory impairment as a result of the flooding of our facilities in Valais (Switzerland) at the end of June 2024 as well as $2 million of costs associated with non-recurring corporate transformation projects.
(C)Metal price lag represents the financial impact of the timing difference between when aluminum prices included within Constellium's Revenue are established and when aluminum purchase prices included in Cost of sales are established, which is a non-cash financial impact. The metal price lag will generally increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. The calculation of metal price lag adjustment is based on a standardized methodology applied at each of Constellium’s manufacturing sites. Metal price lag is calculated as the average value of product purchased in the period, approximated at the market price, less the value of product in inventory at the weighted average of metal purchased over time, multiplied by the quantity sold in the period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, at the end of the period covered by this Quarterly Report, and they have concluded that these controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
At June 30, 2025, the Company had approximately $171 million remaining under the Company’s share repurchase program. Since the inception of the share repurchase program up to June 30, 2025, approximately 9.4 million shares have been repurchased under the plan for approximately $129 million. In the second quarter of 2025, approximately 3.4 million shares have been repurchased under the plan for approximately $35 million. More information about our share repurchase program is available in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Purchases of Equity Securities by the Issuer and Affiliated Purchasers” of our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides certain information with respect to our share purchases during the quarter ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share (in U.S. dollars)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the program
April 1 - April 30, 2025	2,198,995	8.91	2,198,995	186,618,155
May 1 - May 31, 2025	37,699	10.63	37,699	186,217,369
June 1 - June 30, 2025	1,142,282	13.13	1,142,282	171,217,379
Total	3,378,976		3,378,976	171,217,379
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Association of Constellium SE dated May 15, 2025**
10.1	Jack Guo's employment addendum dated June 1, 2025**†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification by Chief Executive Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
________________________
* Furnished herewith.
** Filed herewith.
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constellium SE

Date:	July 31, 2025	By:	/s/ Jean-Marc Germain
Name: Jean-Marc Germain
Title: Chief Executive Officer and Director

Date:	July 31, 2025	By:	/s/ Jack Guo
Name: Jack Guo
Title: Executive Vice President & Chief Financial Officer