Form 10-Q
period 2025-09-30
CONSTELLIUM SE
filed 2025-10-29
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding ordinary shares of the registrant on September 30, 2025, was 137,801,779 shares.

Explanatory Note
Constellium SE (“Constellium SE” or “the Company”, and when referred to together with its subsidiaries, “the Group” or “Constellium”), is a corporation organized under the laws of France. As of June 30, 2025, Constellium SE no longer qualified as a Foreign Private Issuer, as determined by Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beginning in 2025, Constellium SE begun voluntarily electing to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (“SEC”). Beginning on January 1, 2026, Constellium will continue to file annual reports on Form 10-K and quarterly reports on Form 10-Q and will also file all other required U.S. domestic forms with the SEC, including proxy materials pertaining to meetings of its shareholders, and its officers, directors and 10% shareholders will be subject to beneficial ownership reporting under Section 16 of the Exchange Act.
Constellium SE’s I.R.S. Employer Identification Number is: 98-0667516. The Group’s U.S. assets are held by Constellium US Holdings I, LLC, a wholly owned subsidiary of Constellium SE. The I.R.S. Employer Identification Number of Constellium US Holdings I, LLC is: 27-4126819.
-i-

-ii-

PART I
Item 1. Financial Statements

CONSOLIDATED INCOME STATEMENTS (unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2025	2024	2025	2024
Revenue	2	2,166	1,802	6,248	5,614
Cost of sales (excluding depreciation and amortization)		(1,852)	(1,597)	(5,408)	(4,884)
Depreciation and amortization		(84)	(76)	(244)	(227)
Selling and administrative expenses		(85)	(66)	(251)	(221)
Research and development expenses		(12)	(11)	(37)	(39)
Other gains and losses - net	4	20	(2)	19	(7)
Finance costs - net	5	(27)	(31)	(83)	(83)
Income before tax		126	19	244	153
Income tax expense	6	(38)	(11)	(82)	(46)
Net income		88	8	162	107
Attributable to:
Equity holders of Constellium		88	7	161	104
Non-controlling interests		—	1	1	3
Net income		88	8	162	107

Earnings per share attributable to the equity holders of Constellium (in U.S. dollars)	Notes
Basic	7	0.63	0.05	1.14	0.72
Diluted	7	0.62	0.05	1.13	0.70
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2025	2024	2025	2024
Net income		88	8	162	107
Other comprehensive income / (loss)
Net change in post-employment benefit obligations		(6)	(1)	(9)	(10)
Income tax on net change in post-employment benefit obligations		1	(1)	1	1
Net change in cash flow hedges	12	(3)	14	34	10
Income tax on cash flow hedges		1	(3)	(9)	(2)
Currency translation adjustments		2	7	17	1
Other comprehensive income / (loss)		(5)	16	34	—
Total comprehensive income		83	24	196	107
Attributable to:
Equity holders of Constellium		83	23	194	104
Non-controlling interests		—	1	2	3
Total comprehensive income		83	24	196	107

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions of U.S. dollars) except share data	Notes	At September 30, 2025	At December 31, 2024
Assets
Current assets
Cash and cash equivalents		122	141
Trade receivables and other, net	8	819	486
Inventories	9	1,366	1,181
Fair value of derivatives instruments and other financial assets		46	26
Total current assets		2,353	1,834
Non-current assets
Property, plant and equipment, net		2,572	2,408
Goodwill		47	46
Intangible assets, net		90	97
Deferred tax assets		257	311
Trade receivables and other, net	8	38	36
Fair value of derivatives instruments	12	18	2
Total non-current assets		3,022	2,900
Total assets		5,375	4,734
Liabilities
Current liabilities
Trade payables and other	10	1,711	1,309
Current portion of long-term debt	11	38	39
Fair value of derivatives instruments	12	18	33
Income tax payable		21	18
Pension and other benefit obligations		24	22
Provisions	14	30	25
Total current liabilities		1,842	1,446
Non-current liabilities
Trade payables and other	10	160	156
Long-term debt	11	1,974	1,879
Fair value of derivatives instruments	12	3	21
Pension and other benefit obligations		385	375
Provisions	14	94	91
Deferred tax liabilities		54	39
Total non-current liabilities		2,670	2,561
Total liabilities		4,512	4,007
Commitments and contingencies	14
Shareholder's equity
Ordinary shares, par value €0.02, 146,819,884 shares issued at September 30, 2025 and December 31, 2024	15	4	4
Additional paid in capital	15	513	513
Accumulated other comprehensive income	16	21	(14)
Retained earnings and other reserves		307	203
Equity attributable to equity holders of Constellium		845	706
Non-controlling interests		18	21
Total equity		863	727
Total equity and liabilities		5,375	4,734
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions of U.S. dollars)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive income / (loss)	Other reserves	Retained earnings	Total	Non-controlling interests	Total equity
At January 1, 2025	4	513	(51)	(14)	161	93	706	21	727
Net income	—	—	—	—	—	37	37	1	38
Other comprehensive income	—	—	—	11	—	—	11	—	11
Total comprehensive income	—	—	—	11	—	37	48	1	49
Share-based compensation	—	—	—	—	6	—	6	—	6
Repurchase of ordinary shares	—	—	(15)	—	—	—	(15)	—	(15)
Allocation of treasury shares to share-based compensation plan vested	—	—	12	—	—	(12)	—	—	—
Other	—	—	—	2	—	(2)	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At March 31, 2025	4	513	(54)	(1)	167	116	745	20	765
Net income	—	—	—	—	—	36	36	—	36
Other comprehensive income	—	—	—	27	—	—	27	1	28
Total comprehensive income	—	—	—	27	—	36	63	1	64
Share-based compensation	—	—	—	—	7	—	7	—	7
Repurchase of ordinary shares	—	—	(35)	—	—	—	(35)	—	(35)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At June 30, 2025	4	513	(89)	26	174	152	780	19	799
Net income	—	—	—	—	—	88	88	—	88
Other comprehensive loss	—	—	—	(5)	—	—	(5)	—	(5)
Total comprehensive (loss) / income	—	—	—	(5)	—	88	83	—	83
Share-based compensation	—	—	—	—	7	—	7	—	7
Repurchase of ordinary shares	—	—	(25)	—	—	—	(25)	—	(25)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
At September 30, 2025	4	513	(114)	21	181	240	845	18	863

(in millions of U.S. dollars)	Ordinary shares	Additional paid in capital	Treasury shares	Accumulated other comprehensive income / (loss)	Other reserves	Retained earnings	Total	Non-controlling interests	Total equity
At January 1, 2024	4	513	—	—	136	65	718	24	742
Net income	—	—	—	—	—	21	21	1	22
Other comprehensive loss	—	—	—	(11)	—	—	(11)	—	(11)
Total comprehensive (loss) / income	—	—	—	(11)	—	21	10	1	11
Share-based compensation	—	—	—	—	6	—	6	—	6
Repurchase of ordinary shares	—	—	(7)	—	—	—	(7)	—	(7)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
At March 31, 2024	4	513	(7)	(11)	142	86	727	24	751
Net income	—	—	—	—	—	76	76	1	77
Other comprehensive loss	—	—	—	(5)	—	—	(5)	—	(5)
Total comprehensive (loss) / income	—	—	—	(5)	—	76	71	1	72
Share-based compensation	—	—	—	—	7	—	7	—	7
Repurchase of ordinary shares	—	—	(32)	—	—	—	(32)	—	(32)
Allocation of treasury shares to share-based compensation plan vested	—	—	28	—	—	(28)	—	—	—
Other	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
At June 30, 2024	4	513	(11)	(16)	149	134	773	23	796
Net income	—	—	—	—	—	7	7	1	8
Other comprehensive income	—	—	—	16	—	—	16	—	16
Total comprehensive income	—	—	—	16	—	7	23	1	24
Share-based compensation	—	—	—	—	5	—	5	—	5
Repurchase of ordinary shares	—	—	(21)	—	—	—	(21)	—	(21)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	—	—
At September 30, 2024	4	513	(32)	—	154	141	780	24	804
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2025	2024
Net income		162	107
Adjustments
Depreciation and amortization	3	244	227
Impairment of assets	3	—	13
Pension and other long-term benefits		7	6
Finance costs - net	5	83	83
Income tax expense		82	46
Unrealized (gains) on derivatives - net and from remeasurement of monetary assets and liabilities - net		(38)	(20)
Losses on disposal	4	1	3
Other - net		36	32
Changes in working capital
Inventories		(109)	(60)
Trade receivables		(280)	(158)
Trade payables		221	124
Other		7	(15)
Change in provisions		(1)	3
Pension and other long-term benefits paid		(44)	(42)
Interest paid		(83)	(72)
Income tax paid		(17)	(37)
Net cash flows from operating activities		271	240
Purchases of property, plant and equipment	3	(221)	(262)
Property, plant and equipment inflows	3	18	7
Collection of deferred purchase price receivable	8	2	63
Acquisition of subsidiaries net of cash acquired		—	3
Other investing activities		1	1
Net cash flows used in investing activities		(200)	(188)
Repurchase of ordinary shares		(75)	(60)
Proceeds from issuance of long-term debt		—	674
Repayments of long-term debt		(5)	(690)
Net change in revolving credit facilities and short-term debt		17	1
Finance lease repayments		(5)	(6)
Payment of financing costs and redemption fees		—	(14)
Transactions with non-controlling interests		(7)	(4)
Other financing activities		(28)	(7)
Net cash flows used in financing activities		(103)	(106)
Net decrease in cash and cash equivalents		(32)	(54)

Cash and cash equivalents - beginning of period		141	223
Net decrease in cash and cash equivalents		(32)	(54)
Effect of exchange rate changes on cash and cash equivalents		13	1
Cash and cash equivalents - end of period		122	170
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
Constellium is a global leader in the design and manufacture of a broad range of innovative specialty rolled and extruded aluminum products, serving a wide range of blue-chip customers primarily in the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. At September 30, 2025, the Group operated 24 manufacturing facilities, 3 R&D centers and 3 administrative centers.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared by Constellium in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of its financial position at September 30, 2025, results of operations and cash flows for the three-month and nine-month periods ended September 30, 2025 and 2024 have been included. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Group’s audited consolidated financial statements and accompanying notes in its Annual Report on Form 10-K for the year ended December 31, 2024 ("the 2024 Annual Report"). The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2025 fiscal year.
Use of estimates and assumptions
The preparation of the Group’s consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. The principal areas of judgment relate to: (1) impairment of assets; (2) actuarial assumptions related to pension and other postretirement benefit plans; (3) tax uncertainties and valuation allowances; and (4) assessment of loss contingencies, including environmental and litigation liabilities. These judgments, estimates and assumptions are based on management’s best knowledge of the relevant facts and circumstances, giving consideration to previous experience. Future events and their effects cannot be predicted with certainty, and, accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained, and our operating environment changes. The Group continuously reviews its significant assumptions and estimates in light of the uncertainty associated with the global geopolitical and macroeconomic conditions and their potential direct and indirect impacts on its business and its financial statements. There can be no guarantee that our assumptions will materialize or that actual results will not differ materially from estimates.
Revision of certain disclosures in previously issued financial statements
During the third quarter of 2025, the Group identified and corrected certain immaterial errors affecting metal price lag and the resulting Segment Adjusted EBITDA for the A&T segment for certain prior periods in 2025 and 2024. The errors resulted from misclassification of certain items within Cost of sales, which did not impact either the overall Cost of sales or the Group’s consolidated income statements but did impact the non-cash metal price lag and the resulting Segment Adjusted EBITDA for the A&T segment. The Group assessed the materiality of these errors on a quantitative and qualitative basis and concluded that the corrections were not material to any previously issued interim or annual consolidated financial statements. Accordingly, the affected prior period amounts presented in this filing, or that will be presented in prospective filings, have been revised. The impact of these revisions is presented below:

	Three months ended June 30, 2025			Three months ended March 31, 2025
(in millions of U.S. dollars)	As published	Adjustment	Revised	As published	Adjustment	Revised
A&T	78	6	84	75	7	82
P&ARP	74		74	60		60
AS&I	18		18	16		16
H&C	(12)		(12)	(11)		(11)
Segment Adjusted EBITDA	159	6	165	140	7	147
Metal price lag	(13)	(6)	(19)	46	(7)	39

	Three months ended June 30, 2024			Year ended December 31, 2024
(in millions of U.S. dollars)	As published	Adjustment	Revised	As published	Adjustment	Revised
A&T	90	4	94	285	7	292
P&ARP	66		66	242		242
AS&I	30		30	74		74
H&C	(6)		(6)	(33)		(33)
Segment Adjusted EBITDA	180	4	184	568	7	575
Metal price lag	45	(4)	41	55	(7)	48
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
In November 2024, the FASB issued ASU 2024-03 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures, requiring public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The standard is intended to benefit investors by providing more detailed expense information notably on employee compensation, depreciation and amortization and purchase of inventory, which is critical to understanding an entity’s performance, assessing its prospects for future cash flows and comparing its performance both over time and with that of other entities. This accounting standard as updated in ASU 2025-01 - Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date which clarified the interim reporting effective date of ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied prospectively or retrospectively. We are currently evaluating the impact of adoption on our financial disclosures.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024	2025	2024
Aerospace rolled products	264	250	798	798
Transportation, industry, defense and other rolled products	199	154	567	550
Packaging rolled products	984	756	2,764	2,156
Automotive rolled products	297	305	883	936
Specialty and other thin-rolled products	23	25	73	85
Automotive extruded products	259	229	742	742
Other extruded products	140	83	421	347
Total revenue	2,166	1,802	6,248	5,614
Revenue is recognized at a point in time, except for certain products with no alternative use for which we have a right to payment, which represent less than 1% of total revenue.

NOTE 3 - SEGMENT INFORMATION
Constellium has three reportable business segments - Aerospace & Transportation ("A&T"), Packaging & Automotive Rolled Products ("P&ARP") and Automotive Structures & Industry ("AS&I") - and Holdings & Corporate ("H&C"). Holdings & Corporate (‘H&C’) includes certain costs of our corporate support functions and our technology centers.
3.1 Segment revenue, Segment costs and Segment Adjusted EBITDA

	Three months ended September 30,
	2025				2024
(in millions of U.S. dollars)	A&T	P&ARP	AS&I	H&C	A&T	P&ARP	AS&I	H&C
Segment revenue	481	1,307	409	1	421	1,090	323	—
Inter-segment elimination	(19)	(2)	(10)	—	(18)	(3)	(11)	—
External revenue	462	1,305	399	1	403	1,087	312	—
Cost of metal	(203)	(946)	(224)	2	(174)	(753)	(180)	2
Production costs	(142)	(246)	(119)	(1)	(154)	(239)	(105)	(1)
Other segment expenses (A)	(26)	(30)	(22)	(11)	(21)	(24)	(20)	(3)
Segment Adjusted EBITDA	90	82	33	(9)	54	72	7	(2)

	Nine months ended September 30,
	2025				2024
(in millions of U.S. dollars)	A&T	P&ARP	AS&I	H&C	A&T	P&ARP	AS&I	H&C
Segment revenue	1,441	3,729	1,211	3	1,386	3,187	1,103	4
Inter-segment elimination	(79)	(9)	(48)	—	(42)	(10)	(14)	—
External revenue	1,362	3,720	1,163	3	1,344	3,177	1,089	4
Cost of metal	(592)	(2,700)	(686)	5	(577)	(2,187)	(595)	5
Production costs	(438)	(720)	(341)	(5)	(464)	(725)	(356)	(5)
Other segment expenses (A)	(76)	(83)	(69)	(35)	(68)	(79)	(68)	(19)
Segment Adjusted EBITDA	256	217	67	(32)	235	186	70	(15)
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

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2025	2024	2025	2024
A&T		90	54	256	235
P&ARP		82	72	217	186
AS&I		33	7	67	70
H&C		(9)	(2)	(32)	(15)
Segment Adjusted EBITDA		196	131	507	476
Metal price lag (A)		39	(5)	59	22
Depreciation and amortization		(84)	(76)	(244)	(227)
Impairment of assets (B)		—	(5)	—	(13)
Share based compensation costs	17	(7)	(5)	(20)	(18)
Pension and other post-employment benefits - non - operating gains		3	3	10	10
Restructuring costs		(1)	(4)	(3)	(7)
Unrealized gains on derivatives		13	19	34	19
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		1	(1)	1	1
Losses on disposal		—	(2)	(1)	(3)
Other (C)		(2)	—	—	(8)
Expenses on factoring arrangements	8	(5)	(6)	(16)	(16)
Finance costs - net	5	(27)	(31)	(83)	(83)
Income before tax		126	19	244	153
Income tax expense	6	(38)	(11)	(82)	(46)
Net income		88	8	162	107

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
(B)For the three and nine months ended September 30, 2024, impairment related to property, plant and equipment in our Valais (Switzerland) operations.
(C)For the nine months ended September 30, 2025, Other mainly includes $9 million of insurance proceeds and $8 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).
For the nine months ended September 30, 2024, Other mainly includes $6 million of inventory impairment as a result of the flooding of our facilities in Valais (Switzerland) as well as $4 million of costs associated with non-recurring corporate transformation projects, partially offset by a $2 million gain from the acquisition of the non-controlling interests of Railtech Alu-Singen.

3.3 Segment capital expenditures

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024	2025	2024
A&T	(19)	(30)	(48)	(70)
P&ARP	(37)	(59)	(112)	(133)
AS&I	(11)	(14)	(40)	(48)
H&C	(2)	(1)	(3)	(4)
Total capital expenditures (A)	(69)	(104)	(203)	(255)
(A)Purchase of property plant and equipment, net of grants received and insurance compensation related to property plant and equipment.

3.4 Segment depreciation, amortization and impairment

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024	2025	2024
A&T	(18)	(19)	(53)	(54)
P&ARP	(47)	(42)	(136)	(124)
AS&I	(18)	(19)	(51)	(59)
H&C	(1)	(1)	(4)	(3)
Total depreciation, amortization and impairment expense	(84)	(81)	(244)	(240)

3.5 Segment assets

(in millions of U.S. dollars)	At September 30, 2025	At December 31, 2024
A&T	1,423	1,172
P&ARP	2,370	2,118
AS&I	777	651
H&C	362	313
Segment assets	4,932	4,254
Deferred income tax assets	257	311
Cash and cash equivalents	122	141
Fair value of derivatives instruments and other financial assets	64	28
Total assets	5,375	4,734

NOTE 4 - OTHER GAINS AND LOSSES - NET

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2025	2024	2025	2024
Operating income and expenses
Realized gains / (losses) on derivatives (A)		10	(10)	(9)	3
Unrealized gains on derivatives at fair value through profit and loss - net (A)	12	13	19	34	19
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		1	(1)	1	1
Impairment of assets (B)		—	(5)	—	(13)
Restructuring costs		(1)	(4)	(3)	(7)
Losses on disposal		—	(2)	(1)	(3)
Result from the flood in Valais (C)	3	—	—	2	(6)
Non-operating income and expenses
Expenses on factoring arrangements	8	(5)	(6)	(16)	(16)
Pension and other post-employment benefits	13	3	3	10	10
Other		(1)	4	1	5
Total other gains and losses - net		20	(2)	19	(7)

(A)Realized and unrealized gains and losses are related to derivatives entered into with the purpose of mitigating exposure to volatility in foreign currencies and commodity prices and that do not qualify for hedge accounting.
(B)For the three and nine months ended September 30, 2024, impairment related to property, plant and equipment in our Valais (Switzerland) operations.
(C)For the three and nine months ended September 30, 2024, the losses resulting from flooding in Sierre and Chippis include clean-up costs and inventory impairment and are net of $22 million of insurance proceeds.

NOTE 5 - FINANCE COSTS - NET

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2025	2024	2025	2024
Interest expense on borrowings (A)		(27)	(25)	(77)	(72)
Interest expense on finance leases		—	—	(1)	(1)
Interest cost on pension and other long-term benefits	13	(1)	(2)	(5)	(7)
Net loss on settlement of debt (B)		—	(3)	—	(3)
Realized and unrealized gains/(losses) on debt derivatives at fair value (C)	12	1	(3)	(25)	(4)
Realized and unrealized exchange gains on financing activities - net (C)		1	3	29	4
Other finance expenses		(2)	(2)	(7)	(4)
Capitalized borrowing costs (D)		1	1	3	4
Finance expenses		(27)	(31)	(83)	(83)
Finance costs - net		(27)	(31)	(83)	(83)
(A)For the three months ended September 30, 2025, and 2024, interest expense on borrowings included $23 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, in each period. For the nine months ended September 30, 2025, and 2024, interest expense on borrowings included $67 million and $66 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, respectively.
(B)In August 2024, Constellium SE redeemed its $250 million 5.875% Senior Notes due 2026 and €400 million 4.250% Senior Notes due 2026. The net loss on the settlement of debt included $3 million of write‐off of unamortized issuance costs related to the redemption of our Senior Notes that were due in 2026.
(C)     The Group hedges the currency exposure when using external funding sources in a currency other than the functional currency of the entities being funded. Changes in the fair value of these hedging derivatives are recognized within Finance costs – net in the Interim Consolidated Income Statement.
(D)     Borrowing costs directly attributable to the construction of assets are capitalized. The capitalization rate was 5% for the three and nine months ended September 30, 2025, and 2024.

NOTE 6 - INCOME TAX
Income tax expense for interim periods is recognized based on the annualized effective tax rate expected for the full year adjusted for the tax effect of certain items recognized in full in the interim period.
Our effective tax rate was 30.2% and 57.9% of our income before tax for the three months ended September 30, 2025 and 2024, respectively, and 33.8% and 29.9% of our income before tax for the nine months ended September 30, 2025, and 2024, respectively.
The effective tax rate for the three and nine months ended September 30, 2025 includes the impact of the temporary surtax in France, which was enacted in February 2025 and increased the 2025 statutory tax rate from 25.82% to an estimate of 29.52%. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended September 30, 2025 was primarily due to the geographical mix of our pre-tax results and losses in certain jurisdictions where a full valuation allowance was recorded. There is no significant impact on the Company's financial statements for the three and nine months ended September 30, 2025 as a result of the One Big Beautiful Bill Act (the "OBBB Act").

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary share equivalents represent the dilutive effect of outstanding equity-based awards.
The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars except share and per share amounts )	2025	2024	2025	2024
Numerator:
Net income attributable to equity holders of Constellium	88	7	161	104
Denominator:
Basic - weighted-average ordinary shares outstanding	138,668,972	145,492,478	140,655,433	146,184,353
Dilutive effect of non-vested restricted stock units and performance-based restricted stock units	1,855,669	1,748,519	1,624,424	2,708,074
Diluted - weighted-average ordinary shares, of restricted stock units and performance-based restricted stock units	140,524,641	147,240,997	142,279,857	148,892,427
Basic earnings per share	$0.63	$0.05	$1.14	$0.72
Diluted earnings per share	$0.62	$0.05	$1.13	$0.70
For the three and nine months ended September 30, 2025, and 2024, no ordinary shares assuming exercise of equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 8 - TRADE RECEIVABLES AND OTHER

	At September 30, 2025		At December 31, 2024
(in millions of U.S. dollars)	Non-current	Current	Non-current	Current
Trade receivables - gross	—	696	—	383
Allowance for credit losses	—	(3)	—	(2)
Total trade receivables - net	—	693	—	381
Income tax receivables	7	28	—	29
Other tax receivables	—	43	—	41
Contract assets	9	2	16	2
Other	22	53	20	33
Total other receivables	38	126	36	105
Total trade receivables and other	38	819	36	486
Factoring arrangements
The Group has entered into several accounts receivable factoring programs with selected financial institutions for certain receivables of the Group.
The proceeds from the sale of certain of these receivables comprise a combination of cash and a deferred purchase price receivable. The deferred purchase price receivable is ultimately realized by the Group following the collection by the financial institutions of the underlying receivables sold. The beginning deferred purchase price balance for nine months ended September 30, 2025 and 2024 was $2 million and $8 million, respectively. During each of the aforementioned periods, there were non-cash additions to the deferred purchase price receivable of $0 million and $65 million (these additions are excluded from the Interim Statement of Cash Flow as they are non-cash investing transactions), respectively, and cash collections of $2 million and $63 million, respectively. This activity resulted in an ending deferred purchase price receivable balance of $0 million and $10 million, for the nine months ended September 30, 2025 and 2024, respectively, recorded in Fair value of derivatives instruments and other financial assets in the consolidated balance sheets.
The Group has recorded $5 million and $6 million of expenses related to its factoring programs in the three months ended September 30, 2025 and 2024, respectively, and $16 million in both the nine months ended September 30, 2025 and 2024. These amounts are presented in Other gains and losses - net in its Interim Consolidated Income Statement.

NOTE 9 - INVENTORIES

(in millions of U.S. dollars)	At September 30, 2025	At December 31, 2024
Finished goods	297	250
Work in progress	662	571
Raw materials	306	260
Stores and supplies	101	100
Total inventories	1,366	1,181

NOTE 10 - TRADE PAYABLES AND OTHER

	At September 30, 2025		At December 31, 2024
(in millions of U.S. dollars)	Non-current	Current	Non-current	Current
Trade payables	—	1,275	—	959
Employees' entitlements	—	259	—	204
Contract liabilities and other liabilities to customers	27	77	33	65
Operating lease liabilities	99	21	95	17
Other payables	34	79	28	64
Total other	160	436	156	350
Total trade payables and other	160	1,711	156	1,309

Contract liabilities and other liabilities to customers
Revenue related to contract liabilities and other liabilities to customers for the nine months ended September 30, 2025 and 2024 are presented in the table below:

	Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024
Contract liabilities and other liabilities to customers at January 1,	98	100
Revenue deferred to contract liabilities	38	46
Revenue recognized from contract liabilities	(36)	(51)
Effect of changes in foreign currency rates and other changes	4	—
Contract liabilities and other liabilities to customers at September 30,	104	95

NOTE 11 - DEBT
11.1 Analysis by nature

	At September 30, 2025							At December 31, 2024
(in millions of U.S. dollars)	Nominal Value in Currency	Nominal rate	Effective rate	Face Value	Debt issuance costs	Accrued interest	Carrying value	Carrying value
Secured Pan-U.S. ABL (due 2029)	$70	Floating	5.83%	70	—	1	71	56
Senior Unsecured Notes
Issued June 2020 and due 2028	$325	5.625%	6.05%	325	(3)	5	327	323
Issued February 2021 and due 2029	$500	3.750%	4.05%	500	(4)	9	505	500
Issued June 2021 and due 2029	€300	3.125%	3.41%	353	(3)	2	352	313
Issued August 2024 and due 2032	$350	6.375%	6.77%	350	(6)	3	347	353
Issued August 2024 and due 2032	€300	5.375%	5.73%	352	(5)	2	349	313
Finance lease liabilities				31	—	—	31	30
Other loans (A)				30	—	—	30	30
Total debt				2,011	(21)	22	2,012	1,918
Of which non-current							1,974	1,879
Of which current (B)							38	39
(A)Other loans include $23 million of financial liabilities relating to the sale and leaseback of assets that were considered to be financing arrangements in substance.
(B)Current portion of borrowings include mainly accrued interest and current portions of finance leases and other long-term loans relating to the sale and leaseback of assets.

The fair values of Constellium SE Senior Notes issued in June 2020, February 2021, June 2021 and August 2024 were 99.9%, 95.2%, 97.5% and 102.7%, respectively, of the nominal value and amounted to $325 million, $476 million, $343 million and $721 million, respectively, at September 30, 2025, compared to $319 million, $453 million, $297 million, and $658 million, respectively, at December 31, 2024.
The €100 million French Inventory Facility was amended in February 2025 and the maturity was extended to December 2027. The Facility remained undrawn at September 30, 2025.
The Group was in compliance with all applicable financial debt covenants at September 30, 2025 and December 31, 2024.

NOTE 12 - FINANCIAL INSTRUMENTS
12.1 Fair values of financial instruments
All derivatives are presented at fair value in the Interim Consolidated Balance Sheets:

	At September 30, 2025			At December 31, 2024
(in millions of U.S. dollars)	Non-current	Current	Total	Non-current	Current	Total
Derivatives that qualify for hedge accounting
Currency commercial derivatives	9	7	16	—	—	—
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	4	12	16	—	5	5
Currency net debt derivatives	—	—	—	—	1	1
Energy derivatives	2	—	2	1	—	1
Metal derivatives	3	27	30	1	18	19
Fair value of derivatives instruments - assets	18	46	64	2	24	26
Derivatives that qualify for hedge accounting
Currency commercial derivatives	—	—	—	13	9	22
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	—	4	4	7	17	24
Currency net debt derivatives	—	1	1	—	—	—
Energy derivatives	1	1	2	—	2	2
Metal derivatives	2	12	14	1	5	6
Fair value of derivatives instruments - liabilities	3	18	21	21	33	54
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

	At September 30, 2025				At December 31, 2024
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value of derivatives instruments - assets	11	53	—	64	12	14	—	26
Fair value of derivatives instruments - liabilities	5	16	—	21	5	49	—	54
There was no material transfer of asset and liability categories into or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2025, nor the year ended December 31, 2024.
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
Foreign exchange impacts related to the translation of net investments in non-USD functional currency subsidiaries from functional currency to U.S. dollars, and of the related revenue and expenses, are not hedged as the Group operates in these various countries on a permanent basis except as described below.
i. Commercial transaction exposures
The Group policy is to hedge committed and highly probable forecasted foreign currency operational transactions. The Group uses foreign exchange forwards and foreign exchange swaps for this purpose.
The following tables outline the nominal value (converted to millions of U.S. Dollars at the closing rate) of forward derivatives for Constellium’s most significant foreign exchange exposures at September 30, 2025.

Sold currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2029	406	356
CHF	2025-2029	38	6
CZK	2025	2	—
Other currencies	2025-2027	13	—

Purchased currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2025-2027	80	1
CHF	2025-2027	120	16
CZK	2025-2027	80	24
Other currencies	2025	6	—
The Group has agreed to supply a major customer with fabricated metal products from an entity with Euro functional currency, while invoicing in U.S. Dollars. The Group has entered into significant foreign exchange derivatives that matched related highly probable future conversion sales. The Group designates a substantial portion of these derivatives for hedge accounting, with a total nominal amount of $312 million and $410 million at September 30, 2025 and December 31, 2024 respectively, with maturities ranging from 2025 to 2029. Changes in the fair value of cash flow hedges are reported by the

Group as a component of Accumulated other comprehensive income, net of tax and reclassified into earnings when the forecasted transaction affects earnings.
The table below details the effect of foreign currency derivatives in the Interim Consolidated Income Statement, the Interim Consolidated Statement of Cash Flows and the Interim Consolidated Statement of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on foreign currency derivatives - net (A)	6	(1)	6	(5)
Unrealized gains / (losses) on foreign currency derivatives - net (B)	(6)	15	32	3
Derivatives that qualify for hedge accounting
Included in Other comprehensive income
Unrealized gains on foreign currency derivatives - net	(2)	12	35	2
(Losses) / gains reclassified from cash flow hedge reserve to the Consolidated Income Statement	(1)	2	(1)	8
Included in Revenue (C)
Realized losses on foreign currency derivatives - net (A)	2	(3)	(2)	(8)
Unrealized gains on foreign currency derivatives - net	1	1	4	—
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
At September 30, 2025, the net hedged position related to long-term and short-term loans and deposits in U.S. dollars included a forward sale of $260 million versus the Euro using simple foreign exchange forward contracts.

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Finance costs - net
Realized (losses) / gains on foreign currency derivatives - net (A)	1	(2)	(24)	(1)
Unrealized (losses) / gains on foreign currency derivatives - net	—	(1)	(1)	(3)
Total	1	(3)	(25)	(4)
(A)Net debt derivatives settled during the period are presented in Other financing activities in the Interim Consolidated Statement of Cash Flows.

Total realized and unrealized gains or losses on debt derivatives are expected to partially offset the total realized and unrealized gains or losses on financing activities, both included in Finance costs - net.
12.4 Commodities
The Group is subject to the effects of market fluctuations in the price of aluminum, which is the Group’s primary metal input and a significant component of its output. The Group is also exposed to variation in regional premiums and to a lesser extent, in the price of zinc, natural gas, silver and copper, and other alloying metals.
The Group policy is to minimize exposure to aluminum price volatility by passing through the aluminum price risk to customers and using derivatives where necessary. For most of its aluminum price exposure, sales and purchases of aluminum are converted to be on the same floating basis and then the same quantities are bought and sold at the same market price.
Temporary increases in inventory, to the extent material, are sold forward to the expected sales date to ensure the price paid for the metal will be substantially redeemed when it is sold.
The Group also purchases copper, aluminum premium, silver and zinc derivatives to offset the commodity exposure where sales contracts have embedded fixed price agreements for these commodities.
In addition, the Group purchases natural gas fixed price derivatives to lock in energy costs where a fixed price purchase contract is not possible.
At September 30, 2025, the nominal amount of commodity derivatives is as follows:

(in millions of U.S. dollars)	Maturity Year	Less than 1 year	Over 1 year
Metal	2025-2028	387	43
Natural gas	2025-2028	19	26
The value of the contracts will fluctuate due to changes in market prices but our hedging strategy helps protect the Group’s margin on future conversion and fabrication activities. At September 30, 2025, these contracts were directly entered into with external counterparties.
The Group does not apply hedge accounting on commodity derivatives and therefore mark-to-market movements are recognized in Other gains and losses - net.

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollar)	2025	2024	2025	2024
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized (losses) / gains on commodities derivatives - net (A)	4	(9)	(15)	8
Unrealized gains on commodities derivatives - net	19	4	2	16
(A)Commodity derivatives settled during the period are presented in net cash flows from operating activities in the Interim Consolidated Statement of Cash Flows.

NOTE 13 - PENSION AND OTHER POST-EMPLOYMENT BENEFIT OBLIGATIONS

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
(in millions of U.S. dollars)	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits
Current service cost	(4)	(1)	(4)	(1)	(13)	(3)	(13)	(3)
Interest cost	(6)	(1)	(7)	(1)	(17)	(5)	(19)	(5)
Expected return on plan assets	6	—	6	—	17	—	17	—
Amortization of past service gain	—	3	—	3	1	8	1	8
Amortization of net actuarial gain	—	—	—	—	—	1	—	1
Total net pension and other long-term benefit cost	(4)	1	(5)	1	(12)	1	(14)	1

NOTE 14 - PROVISIONS

	At September 30, 2025		At December 31, 2024
(in millions of U.S. dollars)	Current	Non-current	Current	Non-current
Close down and environmental remediation costs	18	81	13	79
Restructuring costs	—	—	3	1
Legal claims and other costs	12	13	9	11
Total provisions	30	94	25	91

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
Contingencies
The Group is involved, and may become involved, in various lawsuits, claims and proceedings relating to customer claims, product liability, employee and retiree benefit matters and other commercial matters. The Group records provisions for pending litigation matters when it determines that it is probable that an outflow of resources will be required to settle the obligation, and such amounts can be reasonably estimated. In some proceedings, the issues raised are or can be highly complex and subject to significant uncertainties and amounts claimed are and can be substantial. As a result, the probability of loss and an estimation of damages are and can be difficult to ascertain.

NOTE 15 - SHARE CAPITAL
Share capital amounted to €2,936,397.68 at September 30, 2025, divided into 146,819,884 ordinary shares, each with a nominal value of €0.02 and fully paid-up. All shares are of the same class and, except for treasury shares, have the right to one vote each.

		(in millions of U.S. dollars)
	Number of shares	Ordinary shares	Additional paid in capital
At January 1, 2025	146,819,884	4	513
At September 30, 2025 (A)	146,819,884	4	513
(A)Includes 9,018,105 and 3,296,576 treasury shares at September 30, 2025 and December 31, 2024, respectively. The number of outstanding shares amounted to 137,801,779 and 143,523,308 at September 30, 2025 and December 31, 2024, respectively.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the change in the components of accumulated other comprehensive income / loss, excluding non-controlling interests, for the periods presented:

	Three months ended September 30, 2025
(in millions of U.S. dollars)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At June 30, 2025	81	13	(68)	26
Other comprehensive income / (loss) before reclassification	(2)	(1)	2	(1)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	(1)	—	(4)
At September 30, 2025	76	11	(66)	21

	Three months ended September 30, 2024
(in millions of U.S. dollars)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At June 30, 2024	73	(8)	(81)	(16)
Other comprehensive income / (loss) before reclassification	1	9	7	17
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	2	—	(1)
At September 30, 2024	71	3	(74)	—

	Nine months ended September 30, 2025
(in millions of U.S. dollars)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2025	84	(14)	(84)	(14)
Other comprehensive income / (loss) before reclassification	—	26	16	42
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(8)	(1)	—	(9)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At September 30, 2025	76	11	(66)	21

	Nine months ended September 30, 2024
(in millions of U.S. dollars)	Post-employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2024	80	(5)	(75)	—
Other comprehensive income / (loss) before reclassification	(1)	—	1	—
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(8)	8	—	—
At September 30, 2024	71	3	(74)	—

NOTE 17 - SHARE-BASED COMPENSATION
Performance-Based Restricted Stock Units (equity-settled)
During the nine months ended September 30, 2025, the Company granted 1,154,859 Performance-Based Restricted Stock Units ("PSUs") to selected employees of the Group. The fair value of PSU awards with performance and service conditions is estimated using the value of Constellium SE’s ordinary shares on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
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

The following table lists the inputs to the valuation model used for the PSUs granted during the nine months ended September 30, 2025:

2025 PSUs
Fair value at grant date (in dollars)	17.88
Share price at grant date (in dollars)	11.90
Dividend yield	—
Expected volatility (A)	47%
Risk-free interest rate (US government bond yield)	3.93%
(A)Volatility in the share prices of the Company and companies included in indices were estimated based on observed historical volatilities over a period equal to the PSU vesting period.
Restricted Stock Units Award Agreements (equity-settled)
During the nine months ended September 30, 2025, the Company granted 1,026,520 Restricted Stock Units (RSUs) to selected employees of the Group subject to the beneficiaries remaining continuously employed by or at the service of the Group from the grant date to the end of the three-year vesting period. The fair value of the RSUs awarded is $11.90, being the quoted market price at grant date.
Expense recognized during the period
Total share-based compensation expense was $20 million and $18 million for the nine months ended September 30, 2025 and 2024, respectively and $7 million and $5 million for the three months ended September 30, 2025 and 2024.
At September 30, 2025, unrecognized compensation expense related to the RSUs was $18 million, which will be recognized over the remaining weighted average vesting period of 2.0 years, and unrecognized compensation expense related to the PSUs was $29 million, which will be recognized over the remaining weighted average vesting period of 2.0 years.
Vested plan during the period
Fair values of vested RSUs and PSUs amounted to $24 million for nine months ended September 30, 2025. They are excluded from the Statement of Cash flows as non-cash financing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based principally on our unaudited interim condensed consolidated financial statements prepared under U.S. GAAP at September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited interim condensed consolidated financial statements at September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 which are included in this Quarterly Report.
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

Overview
We are a global leader in the development, manufacture and sale of a broad range of highly engineered, value-added specialty rolled and extruded aluminum products to the aerospace, packaging, automotive, commercial transportation, general industrial and defense end-markets. At September 30, 2025, we operated 24 production facilities, 3 R&D centers and 3 administrative centers.
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
Management Review and Outlook
Constellium delivered strong results in the third quarter despite the uncertain economic environment. During the quarter, we repurchased 1.7 million shares for $25 million. Looking across our end markets, packaging demand remained healthy in the quarter, and we continued to benefit from improved operational performance at Muscle Shoals. Aerospace demand remained stable though commercial aerospace OEMs continued to deal with supply chain challenges. Automotive demand remained weak in Europe and relatively stable in North America. Industrial market conditions in North America and Europe became more stable, and our shipments in Europe improved in the quarter given the post-flood recovery in Valais (Switzerland). We expect recent demand trends in our end markets to continue through the remainder of 2025 and the overall macroeconomic environment to remain relatively stable, and we expect to benefit from recent market dynamics, including improved scrap spreads in North America. We are proactively managing the business to the current environment. We remain focused on executing on our strategy, driving operational performance, generating Free Cash Flow and increasing shareholder value.

Key Factors Influencing Constellium’s Financial Condition and Results from Operations
Economic, Geopolitical and General Market Conditions
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
During the first nine months ended September 30, 2025, we continued to monitor geopolitical and economic instability, globally. During the third quarter, there was continued uncertainty related to tariffs and trade wars, and their short and long-term impacts on the Company. Global and regional economies continue to be impacted by armed conflicts, sanctions, and volatility. While it is difficult to predict the impact of these events, we continuously monitor them and will develop contingency plans and counter measures as necessary to seek to address adverse effects or disruptions to our operations as they arise.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBB Act") was enacted in the U.S. The OBBB Act contains numerous tax provisions that, among other things, permanently extend certain provisions of the Tax Cut and Jobs Act and other changes to existing U.S. federal tax law and regulatory rules. Certain provisions of the law have effective dates ranging from 2025 through 2027. The Company currently does not anticipate that the OBBB Act will have a significant impact on its financial results for the fiscal year 2025.
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
Aluminum prices have risen in 2025, especially in the U.S. following the tariff announcements. The average LME transaction price, Rotterdam premium and Midwest premium per ton of primary aluminum for the three and nine months ended September 30, 2025 and 2024 are presented below.

	Three months ended September 30,		Nine months ended September 30,		Percent changes QTD	Percent changes YTD

(U.S. dollars per ton)	2025	2024	2025	2024	2025 vs 2024	2025 vs 2024

Average LME transaction price	2,618	2,382	2,566	2,366	10%	8%
Average Midwest premium	1,566	416	1,095	421	276%	160%
Average all-in aluminum price U.S.	4,184	2,798	3,661	2,787	50%	31%

Average LME transaction price	2,618	2,382	2,566	2,366	10%	8%
Average Rotterdam premium	212	340	233	303	(38)%	(23)%
Average all-in aluminum price Europe	2,830	2,722	2,799	2,669	4%	5%
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
Transaction impacts arise when our businesses transact in a currency other than their own functional currency. As a result, we are exposed to foreign exchange risk on payments and receipts in multiple currencies. Where we have multiple-year sales agreements in U.S. dollars by euro-functional currency entities, we have typically entered into derivative contracts to forward sell U.S. dollars to match these future sales. With the exception of certain derivative instruments entered into to hedge the foreign currency risk associated with the cash flows of certain highly probable forecasted sales, which we have designated for hedge accounting, hedge accounting is not applied to such ongoing commercial transactions and therefore the mark-to-market impact is recorded in Other Gains and Losses - net.
Translation impacts result from the translation at each period of the results of functional currency entities other than U.S. dollars into our reporting currency, the U.S. dollar.

Results of Operations for the three and nine months ended September 30, 2025 and 2024

	Three months ended September 30,				Nine months ended September 30,
(in millions of U.S. dollars and as a % of revenue)	2025		2024		2025		2024

Revenue	2,166	100%	1,802	100%	6,248	100%	5,614	100%
Cost of sales (excluding depreciation and amortization)	(1,852)	86%	(1,597)	89%	(5,408)	87%	(4,884)	87%
Depreciation and amortization	(84)	4%	(76)	4%	(244)	4%	(227)	4%
Selling and administrative expenses	(85)	4%	(66)	4%	(251)	4%	(221)	4%
Research and development expenses	(12)	1%	(11)	1%	(37)	1%	(39)	1%
Other gains and losses - net	20	1%	(2)	—%	19	—%	(7)	—%
Finance costs - net	(27)	1%	(31)	2%	(83)	1%	(83)	1%
Income before tax	126	6%	19	1%	244	4%	153	3%
Income tax expense	(38)	2%	(11)	1%	(82)	1%	(46)	1%
Net income	88	4%	8	—%	162	3%	107	2%
Shipment volumes (in kt)	373	n/a	352	n/a	1,130	n/a	1,110	n/a
Revenue
For the three months ended September 30, 2025, Revenue increased 20% to $2,166 million from $1,802 million for the three months ended September 30, 2024. This increase reflected higher shipments and higher revenue per ton.
For the three months ended September 30, 2025, sales volumes increased 6% to 373 kt from 352 kt for the three months ended September 30, 2024. This increase reflected a 4% increase in volumes for A&T, a 5% increase in volumes for P&ARP and a 14% increase in volumes for AS&I.
For the nine months ended September 30, 2025, Revenue increased 11% to $6,248 million from $5,614 million for the nine months ended September 30, 2024. This increase reflected higher shipments and higher revenue per ton.
For the nine months ended September 30, 2025, sales volumes increased 2% to 1,130 kt from 1,110 kt for the nine months ended September 30, 2024. This increase reflected a 4% increase in volumes for P&ARP, partially offset by a 7% decrease in volumes for A&T and a 1% decrease in volumes for AS&I.
Our revenue is discussed in more detail in the “Segment Results” section.
Cost of Sales
For the three months ended September 30, 2025, Cost of sales increased 16% to $1,852 million from $1,597 million for the three months ended September 30, 2024. This increase in Cost of sales was primarily driven by a 21% increase in raw materials and consumables as a result of higher metal prices and higher sales volumes.
For the nine months ended September 30, 2025, Cost of sales increased 11% to $5,408 million from $4,884 million for the nine months ended September 30, 2024. This increase in Cost of sales was primarily driven by a 16% increase in raw materials and consumables primarily as a result of higher metal prices.
Selling and Administrative Expenses
For the three months ended September 30, 2025, Selling and administrative expenses increased 29% to $85 million from $66 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in labor costs, partially offset by lower headcount.
For the nine months ended September 30, 2025, Selling and administrative expenses increased 14% to $251 million from $221 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in labor costs and costs associated with corporate transformation projects, partially offset by lower headcount.

Research and Development Expenses
For the three months ended September 30, 2025, Research and development expenses increased by 9% to $12 million from $11 million for the three months ended September 30, 2024. This increase was primarily driven by the impact of foreign exchange translation.
For the nine months ended September 30, 2025, Research and development expenses decreased 5% to $37 million from $39 million for the nine months ended September 30, 2024. This decrease was primarily driven by a decrease in project spend.
Other Gains and Losses, net
The following table provides an analysis of realized and unrealized gains and losses by nature of exposure:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024	2025	2024

Realized gains / (losses) on foreign currency derivatives - net	6	(1)	6	(5)
Realized gains / (losses) on commodities derivatives - net	4	(9)	(15)	8
Realized gains / (losses) on derivatives	10	(10)	(9)	3

Unrealized (losses) / gains on foreign currency derivatives - net	(6)	15	32	3
Unrealized gains on commodities derivatives - net	19	4	2	16
Unrealized gains on derivatives at fair value through profit and loss - net	13	19	34	19
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
Changes in realized gains / (losses) on derivatives for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 primarily reflected the fluctuation in commodity and energy prices.
Changes in unrealized (losses) / gains on derivatives for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 primarily reflected the fluctuation in foreign exchange.
Other Gains and Losses, net are further discussed in Note 4 to the unaudited interim condensed financial statements.
Finance Costs, net
For the three months ended September 30, 2025, Finance costs, net decreased 13% to $27 million from $31 million for the three months ended September 30, 2024. This decrease primarily reflected higher net realized and unrealized gains on debt derivatives, partially offset by higher interest expense compared to the three months ended September 30, 2024. In the three months ended September 30, 2024, Finance costs, net also included $3 million of write-off of unamortized issuance costs related to the redemption of our Senior Notes that were due in 2026.
For the nine months ended September 30, 2025, Finance costs, net were stable at $83 million compared to the nine months ended September 30, 2024.

Income Tax
For the three months ended September 30, 2025 and 2024, Income tax was an expense of $38 million and $11 million, respectively. For the nine months ended September 30, 2025 and 2024, Income tax was an expense of $82 million and $46 million, respectively.
Our effective tax rate was 30.2% and 57.9% of income before tax for the three months ended September 30, 2025 and 2024, respectively, and 33.8% and 29.9% of income before tax for the nine months ended September 30, 2025 and 2024, respectively.
The effective tax rate for the three and nine months ended September 30, 2025 includes the impact of the temporary surtax in France enacted in February 2025, and increased the statutory tax rate in 2025 from 25.82% in 2024 to an estimate of 29.52%. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended September 30, 2025 and 2024, respectively was primarily due to the geographical mix of the pre-tax results and losses in certain jurisdictions where a full valuation allowance was recorded.

Segment Results
Segment Revenue
The following table sets forth the revenue for our three operating segments and Holdings and Corporate for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
(in millions of U.S. dollars and as a % of revenue)	2025		2024		2025		2024

A&T	481	22%	421	23%	1,441	23%	1,386	25%
P&ARP	1,307	60%	1,090	60%	3,729	60%	3,187	57%
AS&I	409	19%	323	18%	1,211	19%	1,103	20%
Holdings and Corporate	1	—%	—	—%	3	—%	4	—%
Inter-segment eliminations	(32)	n.m	(32)	n.m	(136)	n.m	(66)	n.m
Total revenue	2,166	100%	1,802	100%	6,248	100%	5,614	100%
n.m. not meaningful
The following table sets forth the shipments for our three operating segments for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
(in kt and as a % of shipments)	2025		2024		2025		2024

A&T	50	13%	48	14%	154	14%	165	15%
P&ARP	275	74%	261	74%	820	73%	787	71%
AS&I	48	13%	42	12%	155	14%	157	14%
Total shipments	373	100%	352	100%	1,130	100%	1,110	100%
A&T
For the three months ended September 30, 2025, revenue in our A&T segment increased 14% to $481 million from $421 million for the three months ended September 30, 2024, reflecting higher shipments and higher revenue per ton, including higher metal prices. A&T shipments were up 4%, or 2 kt, due to higher Transportation, Industry and Defense rolled product shipments, partially offset by lower Aerospace rolled product shipments.
For the nine months ended September 30, 2025, revenue in our A&T segment increased 4% to $1,441 million from $1,386 million for the nine months ended September 30, 2024, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. A&T shipments were down 7%, or 11 kt, due to lower Aerospace and Transportation, Industry and Defense rolled products shipments.
P&ARP
For the three months ended September 30, 2025, revenue in our P&ARP segment increased 20% to $1,307 million from $1,090 million for the three months ended September 30, 2024, reflecting higher shipments and higher revenue per ton, including higher metal prices. P&ARP shipments were up 5% or 14 kt compared to the three months ended September 30, 2024, due to higher Packaging rolled products shipments, partially offset by lower Automotive and Specialty rolled products shipments.
For the nine months ended September 30, 2025, revenue in our P&ARP segment increased 17% to $3,729 million from $3,187 million for the nine months ended September 30, 2024, reflecting higher shipments and higher revenue per ton, including higher metal prices. P&ARP shipments were up 4% or 33 kt, due to higher Packaging rolled products shipments, partially offset by lower Automotive and Specialty rolled products shipments.

AS&I
For the three months ended September 30, 2025, revenue in our AS&I segment increased 27% to $409 million from $323 million for the three months ended September 30, 2024, primarily reflecting higher shipments and higher revenue per ton, including higher metal prices. AS&I shipments were up 14%, or 6 kt, due to higher Other extruded product shipments, partially offset by lower Automotive extruded product shipments.
For the nine months ended September 30, 2025, revenue in our AS&I segment increased 10% to $1,211 million from $1,103 million for the nine months ended September 30, 2024, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. AS&I shipments were down 1%, or 2 kt, due to lower Automotive extruded products shipments, partially offset by higher Other extruded products shipments.
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
The following table sets forth the Segment Adjusted EBITDA for our operating segments for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
(in millions of U.S. dollars and as a % of revenue)	2025		2024		2025		2024

A&T	90	19%	54	13%	256	18%	235	17%
P&ARP	82	6%	72	7%	217	6%	186	6%
AS&I	33	8%	7	2%	67	6%	70	6%
Holdings and Corporate	(9)	n.m	(2)	n.m	(32)	n.m	(15)	n.m
n.m. not meaningful
The reconciliation of Segment Adjusted EBITDA is disclosed in Note 3 to the unaudited condensed interim financial statements.

The following table presents the primary drivers for changes in Segment Adjusted EBITDA for each one of our three segments:

(in millions of U.S. dollars)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the three months ended September 30, 2024	54	72	7
Volume	6	11	9
Price and product mix	11	3	18
Costs	16	(7)	(3)
Foreign exchange and other	3	3	2
Segment Adjusted EBITDA for the three months ended September 30, 2025	90	82	33

(in millions of U.S. dollars)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the nine months ended September 30, 2024	235	186	70
Volume	(32)	29	(4)
Price and product mix	(6)	5	(1)
Costs	55	(7)	1
Foreign exchange and other	4	4	1
Segment Adjusted EBITDA for the nine months ended September 30, 2025	256	217	67
A&T
For the three months ended September 30, 2025, Adjusted EBITDA in our A&T segment increased 67% to $90 million from $54 million for the three months ended September 30, 2024, primarily as a result of higher volumes, favorable price and mix, lower operating costs and favorable impact from foreign exchange translation. In the three months ended September 30, 2024, Segment Adjusted EBITDA included an $8 million negative impact from the flood in Valais (Switzerland). For the three months ended September 30, 2025, Adjusted EBITDA per metric ton increased by 61% to $1,807 per ton from $1,122 per ton for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, Adjusted EBITDA in our A&T segment increased 9% to $256 million from $235 million for the nine months ended September 30, 2024, primarily as a result of lower operating costs and favorable impact from foreign exchange translation, partially offset by lower volumes and unfavorable price and mix. In the nine months ended September 30, 2024, Segment Adjusted EBITDA included an $8 million negative impact from the flood in Valais (Switzerland). For the nine months ended September 30, 2025, Adjusted EBITDA per ton increased 17% to $1,662 per ton from $1,422 per ton for the nine months ended September 30, 2024.
P&ARP
For the three months ended September 30, 2025, Adjusted EBITDA in our P&ARP segment increased 14% to $82 million from $72 million for the three months ended September 30, 2024, primarily as a result of higher volumes with improved Muscle Shoals performance, favorable price and mix and favorable impact from foreign exchange translation, partially offset by higher operating costs including the unfavorable impact from tariffs. For the three months ended September 30, 2025, Adjusted EBITDA per metric ton increased by 8% to $298 per ton from $275 per ton for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, Adjusted EBITDA in our P&ARP segment increased 17% to $217 million from $186 million for the nine months ended September 30, 2024, primarily as a result of higher volumes with improved Muscle Shoals performance, favorable price and mix, lower operating costs and favorable impact from foreign exchange translation, partially offset by unfavorable metal costs. In the nine months ended September 30, 2024, Muscle Shoals results were impacted by a weather-related event in January 2024. For the nine months ended September 30, 2025, Adjusted EBITDA per ton increased 12% to $265 per ton from $236 per ton for the nine months ended September 30, 2024.
AS&I
For the three months ended September 30, 2025, Segment Adjusted EBITDA in our AS&I segment increased 371% to $33 million from $7 million for the three months ended September 30, 2024, as a result of higher volumes, favorable price and mix, primarily driven by a net customer compensation for underperformance of an automotive program, partially offset by higher operating costs including the unfavorable impact from tariffs. In the three months ended September 30, 2024, Segment Adjusted EBITDA included a $10 million negative impact from the flood in Valais (Switzerland). For the three months ended September 30, 2025, Adjusted EBITDA per ton increased 314% to $683 per ton from $165 per ton for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, Adjusted EBITDA in our AS&I segment decreased by 4% to $67 million from $70 million for the nine months ended September 30, 2024, primarily as a result of lower volumes, unfavorable price and mix and the unfavorable impact from tariffs, partially offset by a net customer compensation for underperformance of an automotive program and lower operating costs. In the nine months ended September 30, 2024, Segment Adjusted EBITDA included a $10 million negative impact from the flood in Valais (Switzerland). For the nine months ended September 30, 2025, Adjusted EBITDA per metric ton decreased by 3% to $431 per ton from $445 per ton for the nine months ended September 30, 2024.
Holdings & Corporate
Segment Adjusted EBITDA results for our Holdings and Corporate segment reflected costs of $9 million and $2 million, for the three months ended September 30, 2025 and 2024, respectively. This increase mainly results from higher accrued labor costs. Segment Adjusted EBITDA results for our Holdings and Corporate segment reflected costs of $32 million and $15 million for the nine months ended September 30, 2025 and 2024, respectively. This increase mainly results from higher accrued labor costs and costs associated with corporate transformation projects.

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
Our financial institution counterparties may require margin calls should our negative mark-to-market exceed a pre-agreed contractual limit. In order to protect the Group from the potential margin calls for significant market movements, we maintain additional cash or availability under our various borrowing facilities, we enter into derivatives with a large number of financial counterparties and we monitor potential margin requirements on a daily basis for adverse movements in the U.S. dollar against the euro and in aluminum prices. There were no margin calls at September 30, 2025 and December 31, 2024.
At September 30, 2025, we had $831 million of total liquidity, comprised of $122 million in cash and cash equivalents, $471 million of availability under our Pan-U.S. ABL facility, $121 million of availability under our factoring arrangements and $117 million of availability under our French Inventory Facility.
Factored receivables under non-recourse arrangements were $419 million and $376 million at September 30, 2025 and December 31, 2024, respectively.

Constellium Muscle Shoals LLC's factoring agreement was amended in September 2025, and the maturity was extended to September 2027.
Cash Flows
The following table summarizes our operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024

Net Cash Flows from / (used in)
Operating activities	271	240
Investing activities	(200)	(188)
Financing activities	(103)	(106)
Net (decrease) / increase in cash and cash equivalents, excluding the effect of exchange rate changes	(32)	(54)
Net Cash Flows from Operating Activities
For the nine months ended September 30, 2025, net cash flows from operating activities were $271 million, a $31 million increase from $240 million in the nine months ended September 30, 2024. This change primarily reflects an $83 million increase in cash flows from operating activities before working capital and a $52 million decrease in cash flows from working capital usage.
For the nine months ended September 30, 2025, changes in working capital were attributable to (i) an increase in inventory of $109 million, primarily driven by higher ending metal prices; (ii) an increase in trade receivables of $280 million primarily driven by higher activity levels and higher ending metal prices; and (iii) an increase in trade payables of $221 million, primarily driven by higher metal purchases due to higher activity levels and higher ending metal prices.
For the nine months ended September 30, 2024, changes in working capital were attributable to (i) an increase in inventory of $60 million, primarily driven higher ending metal prices; (ii) an increase in trade receivables of $158 million primarily driven by higher activity levels and higher ending metal prices, partially offset by $63 million of deferred purchase price receivables from factoring; and (iii) an increase in trade payables of $124 million, primarily driven by increased metal purchases due to higher activity levels and higher ending metal prices.
Net Cash Flows used in Investing Activities
For the nine months ended September 30, 2025 and 2024, net cash flows used in investing activities were $200 million and $188 million, respectively. For the nine months ended September 30, 2025, capital expenditures were $203 million. For the nine months ended September 30, 2024, capital expenditures were $255 million and included the recycling investment in France. In the nine months ended September 30, 2024, collection of deferred purchase price receivables from factoring was $63 million.
Capital expenditures by segment are detailed in Note 3.3 of our audited Consolidated Financial Statements.
Net Cash Flows used in Financing Activities
For the nine months ended September 30, 2025, net cash flows used in financing activities were $103 million, primarily reflecting share repurchases, additional borrowings under the Pan-U.S. ABL facility as well as realized foreign exchange losses on net debt hedging instruments due to the weakening of the U.S. dollar. During the nine months ended September 30, 2025, Constellium repurchased 6.5 million shares of the Company's ordinary shares for $75 million.
For the nine months ended September 30, 2024, net cash flows used in financing activities were $106 million, primarily reflecting share repurchases and the impact of the August 2024 refinancing. During the nine months ended September 30, 2024, Constellium repurchased 3.1 million shares of the Company's ordinary shares for $60 million. In August 2024, Constellium issued $350 million of 6.375% Senior Notes due 2032 and €300 million of 5.375% Senior Notes due 2032, using the proceeds and cash on hand to redeem the remaining portion of the $250 million of 5.875% Senior Notes due 2026 and the €400 million of 4.250% Senior Notes due 2026.

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

The following table reconciles our net income to our Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2025	2024	2025	2024

Net income	88	8	162	107
Income tax expense	38	11	82	46
Finance costs - net	27	31	83	83
Expenses on factoring arrangements	5	6	16	16
Depreciation and amortization	84	76	244	227
Impairment of assets (A)	—	5	—	13
Restructuring costs	1	4	3	7
Unrealized gains on derivatives	(13)	(19)	(34)	(19)
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net	(1)	1	(1)	(1)
Pension and other post-employment benefits - non - operating gains	(3)	(3)	(10)	(10)
Share based compensation costs	7	5	20	18
Losses on disposal	—	2	1	3
Other (B)	2	—	—	8
Adjusted EBITDA[1]	235	127	566	498
of which Metal price lag (C)	39	(5)	59	22
1Adjusted EBITDA includes the non-cash impact of metal price lag
_______________
(A)For the three and nine months ended September 30, 2024, impairment related to property, plant and equipment in our Valais (Switzerland) operations.
(B)For the nine months ended September 30, 2025, Other mainly includes $9 million of insurance proceeds and $8 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland). For the nine months ended September 30, 2024, Other mainly includes $6 million of inventory impairment as a result of the flooding of our facilities in Valais (Switzerland) as well as $4 million of costs associated with non-recurring corporate transformation projects, partially offset by a $2 million gain from the acquisition of the non-controlling interests of Railtech Alu-Singen.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we are exposed to a variety market risks (including foreign currency exchange, interest rate and commodity price risk). Our exposure to market risk has not changed materially since December 31, 2024. Further information can be found in Item 7A. and Note 16 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2024, for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2024.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 21, 2024, the Company announced that the Board of Directors authorized a three-year share repurchase program of up to $300 million of the Company’s outstanding shares of ordinary shares, expiring on December 31, 2026.
At September 30, 2025, approximately $146 million was remaining under the Company’s share repurchase program. Since the inception of the share repurchase program up to September 30, 2025, approximately 11.2 million shares have been repurchased under the plan for approximately $154 million. In the third quarter of 2025, approximately 1.7 million shares were repurchased under the plan for approximately $25 million. More information about our share repurchase program is available in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Purchases of Equity Securities by the Issuer and Affiliated Purchasers” of our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides certain information with respect to our share purchases during the quarter ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share (in U.S. dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1 - July 31, 2025	925,000	13.92	925,000	158,339,639
August 1 - August 31, 2025	158,950	13.35	158,950	156,217,387
September 1 - September 30, 2025	653,294	15.31	653,294	146,217,393
Total	1,737,244	14.39	1,737,244	146,217,393
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1
Fourth Omnibus Amendment to the Receivables Sale Agreement between Constellium Muscle Shoals LLC and Constellium Muscle Shoals Funding III LLC, and to the Receivables Purchase Agreement among Constellium Muscle Shoals Funding III LLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG New York Branch, and Intesa Sanpaolo S.p.A. New York Branch, dated as of September 15, 2025*

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

Constellium SE

Date:	October 29, 2025	By:	/s/ Jean-Marc Germain
Name: Jean-Marc Germain
Title: Chief Executive Officer and Director

Date:	October 29, 2025	By:	/s/ Jack Guo
Name: Jack Guo
Title: Executive Vice President & Chief Financial Officer