Form 10-Q
period 2026-03-31
CONSTELLIUM SE
filed 2026-04-29
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding ordinary shares of the registrant on March 31, 2026, was 136,150,450 shares.

-i-
Explanatory Note
Constellium SE (“Constellium SE” or “the Company”, and when referred to together with its subsidiaries, “the Group”
or “Constellium”), is a corporation organized under the laws of France. On June 30, 2025, the Company determined it no longer qualified as a “foreign private issuer,” as determined by Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). As from January 1, 2026, when its earlier submission to the US securities law requirements applicable to a domestic issuer ceased to be voluntary, the Company will continue to file annual reports on Form 10-K, quarterly reports on
Form 10-Q, current reports on Form 8-K, and comply with all other obligations applicable to companies not qualifying as
“foreign private issuers” as set forth by the New York Stock Exchange and the Securities and Exchange Commission (“SEC”).
Constellium SE’s I.R.S. Employer Identification Number is: 98-0667516. The Group’s U.S. assets are held by
Constellium US Holdings I, LLC, a wholly owned subsidiary of Constellium SE. The I.R.S. Employer Identification Number of
Constellium US Holdings I, LLC is: 27-4126819.
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify certain forward-looking statements because they contain words such as, but not limited to,
“anticipates,” “believes,” “could,” ”estimates,” “expects,” “forecasts,” “intends,” “likely,” “may,” “plans,” “should,” “targets,”
“will,” or “would,” and similar expressions (or the negative of these terminologies or expressions). Forward-looking statements do not relate strictly to historical or current facts and reflect management’s current assumptions, beliefs, expectations, objectives, plans and projections about the future, including with respect to our business, results of operations and financial condition. Accordingly, forward-looking statements are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of our control. Such factors include, but are not limited to: market competition; global or regional economic downturns or adverse changes in industry-specific conditions, including the impacts of tax and tariff programs, inflation, foreign currency exchange, and industry consolidation; disruption to business operations; natural disasters, including severe flooding and other weather-related events; geopolitical tensions and conflicts, including the ongoing conflict between Russia and Ukraine and the ongoing conflict involving the United States, Israel and Iran; the inability to meet customer demand and quality requirements; the loss of key customers, suppliers or other business relationships; supply disruptions;
excessive inflation; potential capacity constraints or lack of effectiveness of our hedging policy activities; the loss of key employees; levels of indebtedness that could limit our operating flexibility and opportunities; as well as the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. If underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, actual results could vary materially from expectations expressed or implied in the forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-
looking statement, whether because of new information, future events or otherwise, except as required by law.
-ii-

PART I
Item 1. Financial Statements
CONSOLIDATED INCOME STATEMENTS (unaudited)

		Three months ended March 31,
(in millions of U.S. dollars)	Notes	2026	2025
Revenue	2	2,461	1,979
Cost of sales (excluding depreciation and amortization)		(2,041)	(1,716)
Depreciation and amortization		(83)	(78)
Selling and administrative expenses		(97)	(78)
Research and development expenses		(13)	(13)
Other gains and losses – net	4	73	(5)
Finance costs – net	5	(28)	(27)
Income before tax		272	62
Income tax expense	6	(76)	(24)
Net income		196	38
Attributable to:
Equity holders of Constellium		199	37
Non-controlling interests		(3)	1
Net income		196	38

Earnings per share attributable to the equity holders of Constellium (in U.S. dollars)	Notes
Basic	7	1.47	0.26
Diluted	7	1.42	0.26
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

		Three months ended March 31,
(in millions of U.S. dollars)	Notes	2026	2025
Net income		196	38
Other comprehensive (loss) / income
Net change in post-employment benefit obligations		(5)	(3)
Income tax on net change in post-employment benefit obligations		1	1
Net change in cash flow hedges	12	(8)	12
Income tax on cash flow hedges		2	(3)
Currency translation adjustments		(5)	4
Other comprehensive (loss) / income		(15)	11
Total comprehensive income		181	49
Attributable to:
Equity holders of Constellium		184	48
Non-controlling interests		(3)	1
Total comprehensive income		181	49

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions of U.S. dollars) except share data and as otherwise stated	Notes	At March 31, 2026	At December 31, 2025
Assets
Current assets
Cash and cash equivalents		143	120
Trade receivables and other, net	8	1,005	723
Inventories	9	1,671	1,407
Fair value of derivatives instruments and other financial assets		132	72
Total current assets		2,951	2,322
Non-current assets
Property, plant and equipment, net		2,524	2,585
Goodwill		47	47
Intangible assets, net		84	88
Deferred tax assets		202	270
Trade receivables and other, net	8	33	31
Fair value of derivatives instruments	12	4	11
Total non-current assets		2,894	3,032
Total assets		5,845	5,354
Liabilities
Current liabilities
Trade payables and other	10	1,973	1,674
Current portion of long-term debt	11	35	39
Fair value of derivatives instruments	12	37	18
Income tax payable		20	18
Pension and other benefit obligations		23	24
Provisions	14	30	25
Total current liabilities		2,118	1,798
Non-current liabilities
Trade payables and other	10	158	163
Long-term debt	11	1,938	1,905
Fair value of derivatives instruments	12	3	3
Pension and other benefit obligations		329	338
Provisions	14	101	106
Deferred tax liabilities		66	70
Total non-current liabilities		2,595	2,585
Total liabilities		4,713	4,383
Commitments and contingencies	14
Shareholders' equity
Ordinary shares, par value €0.02, 146,819,884 shares issued at March 31, 2026 and at December 31, 2025; 136,150,450 and 135,424,702 shares outstanding at March 31, 2026 and at December 31, 2025, respectively		4	4
Additional paid in capital		704	693
Accumulated other comprehensive income	15	39	54
Retained earnings		529	354
Treasury shares 10,669,434 at March 31, 2026 and 11,395,182 at December 31, 2025		(157)	(153)
Equity attributable to equity holders of Constellium		1,119	952
Non-controlling interests		13	19
Total equity		1,132	971
Total equity and liabilities		5,845	5,354
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

in millions of U.S. dollars, except share amounts	Ordinary shares outstanding	Ordinary shares	Treasury shares	Accumulated other comprehensive income / (loss)	Additional paid in capital	Retained earnings	Non- controlling interests	Total equity
At January 1, 2026	135,424,702	4	(153)	54	693	354	19	971
Net income	—	—	—	—	—	199	(3)	196
Other comprehensive loss	—	—	—	(15)	—	—	—	(15)
Total comprehensive (loss) / income	—	—	—	(15)	—	199	(3)	181
Share issuance	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	11	—	—	11
Repurchase of ordinary shares	(1,152,075)	—	(28)	—	—	—	—	(28)
Allocation of treasury shares to share-based compensation plan vested	1,877,823	—	24	—	—	(24)	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	(3)	(3)
At March 31, 2026	136,150,450	4	(157)	39	704	529	13	1,132

in millions of U.S. dollars, except share amounts	Ordinary shares outstanding	Ordinary shares	Treasury shares	Accumulated other comprehensive income / (loss)	Additional paid in capital	Retained earnings	Non- controlling interests	Total equity
At January 1, 2025	143,523,308	4	(51)	(14)	674	93	21	727
Net income	—	—	—	—	—	37	1	38
Other comprehensive income	—	—	—	11	—	—	—	11
Total comprehensive income	—	—	—	11	—	37	1	49
Share-based compensation	—	—	—	—	6	—	—	6
Repurchase of ordinary shares	(1,421,058)	—	(15)	—	—	—	—	(15)
Allocation of treasury shares to share-based compensation plan vested	815,749	—	12	—	—	(12)	—	—
Other	—	—	—	2	—	(2)	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	(2)	(2)
At March 31, 2025	142,917,999	4	(54)	(1)	680	116	20	765
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

		Three months ended March 31,
(in millions of U.S. dollars)	Notes	2026	2025
Net income		196	38
Adjustments
Depreciation and amortization	3	83	78
Impairment of assets	3	4	—
Pension and other long-term benefits		2	2
Finance costs - net	5	28	27
Income tax expense		76	24
Unrealized (gains) /losses on derivatives - net and from remeasurement of monetary assets and liabilities - net		(43)	11
Other - net		18	11
Changes in working capital
Inventories		(279)	(69)
Trade receivables		(249)	(273)
Trade payables		326	279
Other		(36)	(18)
Change in provisions		2	(1)
Pension and other long-term benefits paid		(14)	(13)
Interest paid		(29)	(29)
Income tax paid		(12)	(9)
Net cash flows from operating activities		73	58
Purchases of property, plant and equipment	3	(72)	(69)
Property, plant and equipment inflows	3	4	8
Collection of deferred purchase price receivable	8	—	2
Net cash flows used in investing activities		(68)	(59)
Repurchase of ordinary shares		(28)	(15)
Repayments of long-term debt		(1)	(1)
Net change in revolving credit facilities and short-term debt		50	5
Finance lease repayments		(2)	(2)
Transactions with non-controlling interests		(4)	(2)
Other financing activities		5	(11)
Net cash flows from / (used in) financing activities		20	(26)
Net increase / (decrease) in cash and cash equivalents		25	(27)

Cash and cash equivalents - beginning of year		120	141
Net increase / (decrease) in cash and cash equivalents		25	(27)
Effect of exchange rate changes on cash and cash equivalents		(2)	4
Cash and cash equivalents - end of period		143	118
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
Constellium is a global leader in the development, manufacture and sale of a broad range of high value-added specialty rolled and extruded aluminum products to the aerospace, space, defense, packaging, automotive, commercial transportation and general industrial end-markets. At March 31, 2026, the Group operated 24 manufacturing facilities, 3 R&D centers and 3 administrative centers. The Group has approximately 11,500 employees.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared by Constellium in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and
Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of its financial position at March 31, 2026, results of operations and cash flows for the three-month period ended March 31, 2026 and 2025 have been included. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Group’s audited consolidated financial statements and accompanying notes in its Annual Report on Form 10-K for the year ended December 31, 2025 (“the
2025 Annual Report”. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2026 fiscal year.
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
Recently adopted and recently issued accounting guidance
In December 2025, the Financial Accounting Standards Board (“FASB”) issued amendments to ASC 270 - Interim
Reporting: Narrow-Scope Improvements which create a comprehensive list of interim disclosures required under US GAAP and incorporate a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The guidance does not change the fundamental nature or expand or reduce the interim disclosure requirements. The amendments are effective for interim periods within fiscal years beginning after
December 15, 2027. The guidance may be applied prospectively or retrospectively. Early adoption is permitted.
The Group plans to adopt these and new standards, amendments and interpretations, as disclosed in our 2025 Annual
Report on Form 10-K, on their required effective dates and does not expect any material impact on its financial position, results of operations and cash flows as a result of their adoption.

NOTE 2 - REVENUE
In the following table, revenue is disaggregated by product line. See Note 3 - Segment information herein for additional disclosures of revenue disaggregated by operating segments.

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025
Aerospace rolled products	329	267
Transportation, industry, defense and other rolled products	255	168
Packaging rolled products	1,046	868
Automotive rolled products	403	291
Specialty and other thin-rolled products	25	24
Automotive extruded products	262	234
Other extruded products	141	127
Total revenue	2,461	1,979
Revenue is recognized at a point in time, except for certain products with no alternative use for which we have a right to payment, which represents less than 1% of total revenue.
NOTE 3 - SEGMENT INFORMATION
Constellium has three reportable business segments - Aerospace & Transportation ("A&T"), Packaging & Automotive
Rolled Products ("P&ARP") and Automotive Structures & Industry ("AS&I").
3.1 Revenue, Costs and Segment Adjusted EBITDA

	Three months ended March 31,
	2026				2025
(in millions of U.S. dollars)	A&T	P&ARP	AS&I	H&C (B)	A&T	P&ARP	AS&I	H&C (B)
Segment revenue	609	1,477	415	2	468	1,187	381	—
Inter-segment elimination	(26)	(3)	(13)	—	(33)	(3)	(21)	—
External revenue	583	1,474	402	2	435	1,184	360	—
Cost of metal	(280)	(1,039)	(236)	2	(185)	(859)	(214)	2
Production costs	(174)	(254)	(117)	(2)	(146)	(239)	(107)	(2)
Other segment expenses (A)	(27)	(30)	(25)	(17)	(22)	(26)	(23)	(11)
Segment Adjusted EBITDA	102	151	24	(15)	82	60	16	(11)

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

		Three months ended March 31,
(in millions of U.S. dollars)	Notes	2026	2025
A&T		102	82
P&ARP		151	60
AS&I		24	16
H&C (A)		(15)	(11)
Segment Adjusted EBITDA		262	147
Metal price lag (B)		97	39
Depreciation and amortization		(83)	(78)
Impairment of assets		(4)	—
Share based compensation	16	(11)	(6)
Pension and other post-employment benefits - non - operating gains		3	3
Restructuring costs		(3)	(1)
Unrealized gains / (losses) on derivatives		42	(12)
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		1	(1)
Other (C)		—	3
Expenses on factoring arrangements	8	(4)	(5)
Finance costs – net	5	(28)	(27)
Income before tax		272	62
Income tax expense	6	(76)	(24)
Net income		196	38

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
(C)For the three months ended March 31, 2025, Other mainly includes $7 million of insurance proceeds and $3 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).

3.3 Capital expenditures

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025
A&T	(10)	(13)
P&ARP	(48)	(34)
AS&I	(10)	(14)
Total capital expenditures (A)	(68)	(61)
(A)Purchase of property plant and equipment, net of grants received and insurance compensation related to property plant and equipment.
3.4 Depreciation, amortization and impairment

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025
A&T	(18)	(17)
P&ARP	(47)	(44)
AS&I	(20)	(16)
H&C (A)	(2)	(1)
Total depreciation, amortization and impairment expense	(87)	(78)
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.
3.5 Assets

(in millions of U.S. dollars)	At March 31, 2026	At December 31, 2025
A&T	1,501	1,375
P&ARP	2,664	2,405
AS&I	731	711
H&C (A)	468	390
Deferred income tax assets	202	270
Cash and cash equivalents	143	120
Fair value of derivatives instruments and other financial assets	136	83
Total assets	5,845	5,354
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.

NOTE 4 - OTHER GAINS AND LOSSES - NET

		Three months ended March 31,
(in millions of U.S. dollars)	Notes	2026	2025
Operating income and expenses
Realized gains / (losses) on derivatives (A)		38	6
Unrealized gains / (losses) on derivatives at fair value through profit and loss - net (A)	12	42	(12)
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		1	(1)
Impairment of assets		(4)	—
Restructuring costs		(3)	(1)
Result from the flood in Valais	3	—	4
Non-operating income and expenses
Expenses on factoring arrangements	8	(4)	(5)
Pension and other post-employment benefits	13	3	3
Other		—	1
Total other gains and losses - net		73	(5)

(A)Realized and unrealized gains and losses are related to derivatives entered into with the purpose of mitigating exposure to volatility in foreign currencies and commodity prices and that do not qualify for hedge accounting.

NOTE 5 - FINANCE COSTS - NET

		Three months ended March 31,
(in millions of U.S. dollars)	Notes	2026	2025
Interest expense on borrowings (A)		(26)	(25)
Interest cost on pension and other long-term benefits	13	(2)	(2)
Realized and unrealized (losses) / gains on debt derivatives at fair value (B)	12	5	(9)
Realized and unrealized exchange (losses) / gains on financing activities - net (B)		(4)	10
Other finance expenses		(2)	(2)
Capitalized borrowing costs (C)		1	1
Finance expenses		(28)	(27)
Finance costs - net		(28)	(27)
(A)For the three months ended March 31, 2026, and 2025, interest expense on borrowings included $24 million and $22 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, respectively.
(B) The Group hedges its currency exposure when using external funding sources in a currency other than the functional currency of the entities being funded. Changes in the fair value of these hedging derivatives are recognized within Finance costs – net in the Interim
Consolidated Income Statement.
(C) Borrowing costs directly attributable to the construction of assets are capitalized. The capitalization rate was 5% for the three months ended March 31, 2026, and 2025.
NOTE 6 - INCOME TAX
Income tax expense for interim periods is recognized based on the annualized effective tax rate expected for the full year adjusted for the tax effect of certain items recognized in full in the interim period.
Our effective tax rate was 27.9% and 38.7% of our income before tax for the three months ended March 31, 2026 and
2025, respectively.
The difference between the statutory tax rate of 25.8% and the effective tax rate for the three months ended March 31,
2026 and 2025 includes an estimate of the temporary surtax in France, the Base Erosion Anti Abuse Tax in the United States,
the geographical mix of our pre-tax results and the effects of certain jurisdictions where a full valuation allowance is recorded.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary share equivalents represent the dilutive effect of outstanding equity-based awards.
The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows:

	Three months ended March 31,
(in millions of U.S. dollars except share and per share amounts )	2026	2025
Numerator:
Net income attributable to equity holders of Constellium	199	37
Denominator:
Basic - weighted-average ordinary shares outstanding	135,394,675	142,495,499
Dilutive effect of non-vested restricted stock units and performance-based restricted stock units	4,689,980	1,594,032
Diluted - weighted-average ordinary shares, of restricted stock units and performance- based restricted stock units	140,084,655	144,089,531
Basic earnings per share	$1.47	$0.26
Diluted earnings per share	$1.42	$0.26
For the three months ended March 31, 2026, and 2025, no ordinary shares assuming exercise of equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 8 - TRADE RECEIVABLES AND OTHER

	At March 31, 2026	At December 31, 2025
(in millions of U.S. dollars)	Current	Current
Trade receivables - gross	856	614
Allowance for credit losses	(3)	(3)
Total trade receivables - net	853	611
Total other receivables	152	112
Total trade receivables and other	1,005	723
Factoring arrangements
The Group has entered into several accounts receivable factoring programs with selected financial institutions for certain receivables of the Group. The programs are accounted for as sales of the receivables and had combined limits of approximately
$717 million and $729 million at March 31, 2026 and December 31, 2025, respectively.
Proceeds on receivables sold under our ongoing factoring programs were $964 million and $747 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the total amount of receivables derecognized under the Group’s factoring arrangements was $430 million and $430 million, respectively.
Starting in fiscal year 2025, the proceeds from the sale of accounts receivables comprised of only cash. Prior to January
1, 2025, the proceeds from the sale of certain of these receivables comprised of a combination of cash and deferred purchase price receivable. The deferred purchase price receivable was ultimately realized by the Group following the collection by the financial institutions of the underlying receivables sold. For the three months ended March 31, 2025, the beginning deferred purchase price balance was $2 million, of which $2 million were fully collected in cash. This resulted in an ending deferred purchase price receivable balance of $0 million for the three months ended March 31, 2025, recorded in Fair value of derivatives instruments and other financial assets in the consolidated balance sheets.
The Group has recorded $4 million and $5 million of expenses related to its factoring programs in the three months ended
March 31, 2026 and 2025, respectively. These amounts are presented in Other gains and losses – net in its Interim Consolidated
Income Statement.
NOTE 9 - INVENTORIES

(in millions of U.S. dollars)	At March 31, 2026	At December 31, 2025
Finished goods	336	324
Work in progress	789	625
Raw materials	445	356
Stores and supplies	101	102
Total inventories	1,671	1,407

NOTE 10 - TRADE PAYABLES AND OTHER

	At March 31, 2026	At December 31, 2025
(in millions of U.S. dollars)	Current	Current
Trade payables	1,529	1,222
Employees' entitlements	262	268
Other payables	182	184
Total other	444	452
Total trade payables and other	1,973	1,674
Contract liabilities and other liabilities to customers
Revenue related to contract liabilities and other liabilities to customers for the three months ended March 31, 2026 and
2025 are presented in the table below:

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025
Contract liabilities and other liabilities to customers at January 1,	113	98
Revenue deferred to contract liabilities	12	13
Revenue recognized from contract liabilities	(12)	(11)
Effect of changes in foreign currency rates and other changes	(3)	2
Contract liabilities and other liabilities to customers at March 31,	110	102
NOTE 11 - DEBT

11.1 Analysis by nature

	At March 31, 2026							At December 31, 2025
(in millions of U.S. dollars)	Nominal Value in Currency	Nominal rate	Effective rate	Face Value	Debt issuance costs	Accrued interest	Carrying value	Carrying value
Secured Pan-U.S. ABL (due 2029)	$50	Floating	4.96%	50	—	1	51	—
Senior Unsecured Notes
Issued June 2020 and due 2028	$325	5.625%	6.05%	325	(2)	5	328	323
Issued February 2021 and due 2029	$500	3.750%	4.05%	500	(3)	8	505	500
Issued June 2021 and due 2029	€300	3.125%	3.41%	345	(3)	3	345	355
Issued August 2024 and due 2032	$350	6.375%	6.77%	350	(5)	3	348	353
Issued August 2024 and due 2032	€300	5.375%	5.73%	345	(5)	2	342	354
Finance lease liabilities				30	—	—	30	32
Other loans				25	—	(1)	24	27
Total debt				1,970	(18)	21	1,973	1,944
Of which non-current							1,938	1,905
Of which current (A)							35	39
(A)Current portion of borrowings include mainly accrued interest and current portions of finance leases and other long-term loans relating to the sale and leaseback of assets.
The fair values of Constellium SE Senior Notes issued in June 2020, February 2021, June 2021 and August 2024 were
99.7%, 95.5%, 96.7% and 101.3%, respectively, of the nominal value and amounted to $324 million, $478 million, $334 million and $704 million, respectively, at March 31, 2026, compared to $325 million, $483 million, $348 million, and $730 million, respectively, at December 31, 2025.
The €100 million French Inventory Facility remained undrawn at March 31, 2026.
The Group was in compliance with all applicable financial debt covenants at March 31, 2026 and December 31, 2025.

NOTE 12 - FINANCIAL INSTRUMENTS
12.1 Fair values of financial instruments
All derivatives are presented at fair value in the Interim Consolidated Balance Sheets:

	At March 31, 2026			At December 31, 2025
(in millions of U.S. dollars)	Non- current	Current	Total	Non- current	Current	Total
Derivatives that qualify for hedge accounting
Currency commercial derivatives	2	2	4	7	6	13
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	1	5	6	3	7	10
Currency net debt derivatives	—	1	1	—	—	—
Energy derivatives	1	1	2	1	1	2
Metal derivatives	—	123	123	—	58	58
Fair value of derivatives instruments - assets	4	132	136	11	72	83
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	1	10	11	1	4	5
Energy derivatives	2	3	5	1	2	3
Metal derivatives	—	24	24	1	12	13
Fair value of derivatives instruments - liabilities	3	37	40	3	18	21
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
foreign exchange derivatives.
•Level 3 is based on inputs for the asset or liability that are not based on observable market data (unobservable inputs). Trade receivables are classified as a Level 3 measurement under the fair value hierarchy.

	At March 31, 2026				At December 31, 2025
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value of derivatives instruments - assets	69	67	—	136	32	51	—	83
Fair value of derivatives instruments - liabilities	15	25	—	40	5	16	—	21

There was no material transfer of asset and liability categories into or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2026, nor the year ended December 31, 2025.
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
Group uses foreign exchange forwards and foreign exchange swaps for this purpose.
The following tables outline the nominal value (converted to millions of U.S. dollars at the closing rate) of forward derivatives for Constellium’s most significant foreign exchange exposures at March 31, 2026.

Sold currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2026-2031	522	273
CHF	2026-2029	57	10
CZK	2026	2	—
Other currencies	2026-2027	8	—

Purchased currencies
USD	2026-2027	118	11
CHF	2026-2028	148	19
CZK	2026-2027	83	11
Other currencies	2026	9	—
The Group has agreed to supply a major customer with fabricated metal products from an entity with Euro functional currency, while invoicing in U.S. dollars. The Group has entered into significant foreign exchange derivatives that matched related highly probable future conversion sales. The Group designates a substantial portion of these derivatives for hedge accounting, with a total nominal amount of $263 million and $302 million at March 31, 2026 and December 31, 2025 respectively, with maturities ranging from 2026 to 2031. Changes in the fair value of cash flow hedges are reported by the
Group as a component of Accumulated other comprehensive income, net of tax and reclassified into earnings when the forecasted transaction affects earnings.
The table below details the effect of foreign currency derivatives in the Interim Consolidated Income Statement, the
Interim Consolidated Statement of Cash Flows and the Interim Consolidated Statement of Comprehensive Income:

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on foreign currency derivatives - net (A)	1	(3)
Unrealized (losses) / gains on foreign currency derivatives - net (B)	(12)	15
Derivatives that qualify for hedge accounting
Included in Other comprehensive income
Unrealized (losses) / gains on foreign currency derivatives - net	(7)	11
(Losses) / gains reclassified from cash flow hedge reserve to the Consolidated Income Statement	(1)	1
Included in Revenue (C)
Realized gains / (losses) on foreign currency derivatives - net (A)	2	(3)
Unrealized gains on foreign currency derivatives - net	—	2
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
At March 31, 2026, the net hedged position related to long-term and short-term loans and deposits in U.S. dollars included a forward sale of $234 million versus the Euro using simple foreign exchange forward contracts.

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Finance costs - net
Realized gains / (losses) on foreign currency derivatives - net (A)	5	(9)
Unrealized gains / (losses) on foreign currency derivatives - net	—	—
Total	5	(9)
(A)Net debt derivatives settled during the period are presented in Other financing activities in the Interim Consolidated Statements of Cash
Flows.
Total realized and unrealized gains or losses on debt derivatives are expected to partially offset the total realized and unrealized gains or losses on financing activities, both included in Finance costs – net.
12.4 Commodities
The Group is subject to the effects of market fluctuations in the price of aluminum, which is the Group’s primary metal input and a significant component of its output. The Group is also exposed to fluctuations in aluminum regional premiums and in the price of zinc, natural gas, silver and copper, and other alloying metals, to a lesser extent.

The Group policy is to minimize exposure to aluminum price volatility by passing through the aluminum price risk to customers and using derivatives where necessary. For most of its aluminum price exposure, sales and purchases of aluminum are converted to be on the same floating basis and then the same quantities are bought and sold at the same market price.
Temporary increases in inventory, to the extent material, are sold forward to the expected sales date to ensure the price paid for the metal will be substantially recovered when it is sold.
The Group also enters into derivatives for aluminum regional premium, copper, silver and zinc to offset the commodity price exposure inherent to certain sales and purchase contracts.
In addition, the Group purchases natural gas fixed price derivatives to lock in energy costs where a fixed price purchase contract is not possible.
At March 31, 2026, the nominal amount of commodity derivatives is as follows:

(in millions of U.S. dollars)	Maturity Year	Less than 1 year	Over 1 year
Metal	2026-2028	417	(1)
Natural gas	2026-2028	27	27
The value of the contracts will fluctuate due to changes in market prices but our hedging strategy helps protect the
Group’s margin on future conversion and fabrication activities. At March 31, 2026, these contracts were directly entered into with external counterparties.
The Group does not apply hedge accounting on commodity derivatives and therefore mark-to-market movements are recognized in Other gains and losses – net.

	Three months ended March 31,
(in millions of U.S. dollar)	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on commodities derivatives - net (A)	37	9
Unrealized gains / (losses) on commodities derivatives - net	54	(27)
(A)Commodity derivatives settled during the period are presented in net cash flows from operating activities in the Interim Consolidated
Statements of Cash Flows.

NOTE 13 - PENSION AND OTHER POST-EMPLOYMENT BENEFIT OBLIGATIONS

	Three months ended March 31,
	2026		2025
(in millions of U.S. dollars)	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits
Current service cost	(4)	(1)	(4)	(1)
Interest cost	(6)	(2)	(6)	(2)
Expected return on plan assets	6	—	6	—
Amortization of past service gain	—	3	—	3
Total net pension and other long-term benefit cost	(4)	—	(4)	—
NOTE 14 - PROVISIONS

	At March 31, 2026		At December 31, 2025
(in millions of U.S. dollars)	Current	Non-current	Current	Non-current
Close down and environmental remediation costs	14	82	13	85
Restructuring costs	2	1	1	—
Legal claims and other costs	14	18	11	21
Total provisions	30	101	25	106
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

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the change in the components of accumulated other comprehensive income / loss, excluding non-controlling interests, for the periods presented:

	Three months ended March 31, 2026
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2026	115	8	(69)	54
Other comprehensive income / (loss) before reclassification	(1)	(5)	(5)	(11)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	(1)	—	(4)
At March 31, 2026	111	2	(74)	39

	Three months ended March 31, 2025
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2025	84	(14)	(84)	(14)
Other comprehensive income / (loss) before reclassification	—	8	4	12
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(2)	1	—	(1)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At March 31, 2025	82	(5)	(78)	(1)
NOTE 16 - SHARE-BASED COMPENSATION
Performance-Based Restricted Stock Units (equity-settled)
During the three months ended March 31, 2026, the Company granted 401,662 Performance-Based Restricted Stock
Units ("PSUs") to selected employees of the Group. The fair value of PSU awards with performance and service conditions is estimated using the value of Constellium SE’s ordinary shares on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
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

The following table lists the inputs to the valuation model used for the PSUs granted during the three months ended
March 31, 2026:

2026 PSUs
Fair value at grant date (in dollars)	34.38
Share price at grant date (in dollars)	24.59
Dividend yield	—
Expected volatility (A)	46%
Risk-free interest rate (US government bond yield)	3.75%
(A)Volatility in the share prices of the Company and companies included in indices were estimated based on observed historical volatilities over a period equal to the PSU vesting period.
Restricted Stock Units Award Agreements (equity-settled)
During the three months ended March 31, 2026, the Company granted 409,752 Restricted Stock Units (RSUs) to selected employees of the Group subject to the beneficiaries remaining continuously employed by or at the service of the Group from the grant date to the end of the three-year vesting period. The fair value of the RSUs awarded is $24.59, being the quoted market price at grant date.
Expense recognized during the period
Total share-based compensation expense was $11 million and $6 million for the three months ended March 31, 2026 and
2025, respectively.
At March 31, 2026, unrecognized compensation expense related to the RSUs was $21 million, which will be recognized over the remaining weighted average vesting period of 2.2 years, and unrecognized compensation expense related to the PSUs was $32 million, which will be recognized over the remaining weighted average vesting period of 2.1 years.
Vested plan during the period
Fair values of vested RSUs and PSUs amounted to $26 million for the three months ended March 31, 2026. They are excluded from the Statement of Cash flows as non-cash financing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based principally on our unaudited interim condensed consolidated financial statements prepared under U.S. GAAP at March 31, 2026 and for the three months ended March 31, 2026 and 2025 and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited interim condensed consolidated financial statements at March 31, 2026 and for the three months ended March 31, 2026 and 2025 which are included in this Quarterly Report.
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
Overview
Constellium is a global leader in the development, manufacture and sale of a broad range of high value-added specialty rolled and extruded aluminum products to the aerospace, space, defense, packaging, automotive, commercial transportation and general industrial end-markets. At March 31, 2026, the Group operated 24 manufacturing facilities, 3 R&D centers and 3 administrative centers. The Group has approximately 11,500 employees.
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
Management Review and Outlook
Constellium delivered strong results in the first quarter despite uncertainties on the macroeconomic and geopolitical fronts. During the quarter we benefited from current market dynamics, including supply shortages of automotive rolled products, improved aerospace and transportation, industry and defense (TID) environment, and favorable scrap and metal dynamics in North America. During the quarter we returned $28 million to shareholders through the repurchase of 1.2 million shares. While uncertainties persist on the macroeconomic and geopolitical fronts, we like our end market positioning and we are optimistic about our prospects for the remainder of this year and beyond. Our focus remains on executing on our strategy, driving operational performance, controlling costs, generating free cash flow and increasing shareholder value.

For the three months ended March 31, 2026, our segments represented the following percentages of total Revenue and total Adjusted EBITDA:

	Three months ended March 31, 2026
(as a % of total)	Revenue		Segment Adjusted EBITDA
A&T		25%		39%
P&ARP		60%		58%
AS&I		17%		9%
H&C (1)		—%		(6)%
Total		100%		100%
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
During the first three months ended March 31, 2026, we continued to monitor geopolitical and economic instability, globally. During the first quarter of 2026, there was continued uncertainty related to tariffs and trade conditions, and their short and long-term impacts on the Company. In April 2026, further updates and clarifications were released by the U.S. government surrounding tariff rates and assessment value on imported aluminum products, and the Company continues to monitor the potential impacts to its business. Global and regional economies continue to be impacted by armed conflicts, sanctions, and volatility. In particular, ongoing geopolitical tensions and military conflicts in the Middle East, including the ongoing conflict involving the United States, Israel and Iran, have caused, and may continue to result in, higher fuel and energy prices. While it is difficult to predict the impact of these events, we continuously monitor them and will develop contingency plans and counter measures as necessary to seek to address adverse effects or disruptions to our operations as they arise.
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
•Historically, demand for aluminum can packaging has been fairly resilient during various economic cycles. We believe canstock has an attractive long-term growth outlook driven in part by increased consumer preference for aluminum beverage cans as a packaging material of choice.
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
Aluminum prices have risen sharply since 2025, especially in the U.S. following the Section 232 of the Trade Expansion
Act of 1962 tariff announcements. The average LME transaction price, Rotterdam premium and Midwest premium per ton of primary aluminum for the three months ended March 31, 2026 and 2025 are presented below.

	Three months ended March 31,		Percent changes QTD

(U.S. dollars per ton)	2026	2025	2026 vs 2025

Average LME transaction price	3,199	2,627	22%
Average Midwest premium	2,296	712	222%
Average all-in aluminum price U.S.	5,495	3,339	65%

Average LME transaction price	3,199	2,627	22%
Average Rotterdam premium	392	290	35%
Average all-in aluminum price Europe	3,591	2,917	23%
Volumes
The profitability of our business is determined, in part, by the volume of tons processed and sold. Increased production volumes will generally result in lower per unit costs due to the fixed cost structure of our operations. Higher volumes sold will generally result in additional revenue and associated profitability. Demand trends across key sectors - aerospace, packaging and automotive - contribute to our production planning. Seasonal fluctuations and macroeconomic conditions are important factors in volume variability.
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
Energy
Our operations require substantial amounts of energy to run, primarily electricity and natural gas. The magnitude of energy costs depends on the energy supply and demand relationships in the regions we operate in and broader macroeconomic and geopolitical factors.
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
Results of Operations for the three months ended March 31, 2026 and 2025

	Three months ended March 31,
(in millions of U.S. dollars and as a % of revenue)	2026		2025

Revenue	2,461	100%	1,979	100%
Cost of sales (excluding depreciation and amortization)	(2,041)	83%	(1,716)	87%
Depreciation and amortization	(83)	3%	(78)	4%
Selling and administrative expenses	(97)	4%	(78)	4%
Research and development expenses	(13)	1%	(13)	1%
Other gains and losses – net	73	3%	(5)	—%
Finance costs – net	(28)	1%	(27)	1%
Income before tax	272	11%	62	3%
Income tax expense	(76)	3%	(24)	1%
Net income	196	8%	38	2%
Shipment volumes (in kt)	370	n/a	372	n/a
Revenue
For the three months ended March 31, 2026, Revenue increased 24% to $2,461 million from $1,979 million for the three months ended March 31, 2025. This increase reflected higher revenue per ton, including higher metal prices, partially offset by lower shipments.
For the three months ended March 31, 2026, sales volumes decreased 1% to 370 kt from 372 kt for the three months ended March 31, 2025. This decrease reflected a 3% decrease in volumes for P&ARP and a 3% decrease in volumes for AS&I, partially offset by a 18% increase in volumes for A&T.
Our revenue is discussed in more detail in the “Segment Results” section.
Cost of Sales
For the three months ended March 31, 2026, Cost of sales increased 19% to $2,041 million from $1,716 million for the three months ended March 31, 2025. This increase in Cost of sales was primarily driven by an increase in raw materials and consumables primarily as a result of higher metal prices.
Selling and Administrative Expenses
For the three months ended March 31, 2026, Selling and administrative expenses increased 24% to $97 million from $78 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in labor costs.
Research and Development Expenses
For the three months ended March 31, 2026, Research and development expenses were stable at $13 million compared to the three months ended March 31, 2025.

Other Gains and Losses, net
The following table provides an analysis of realized and unrealized gains and losses by nature of exposure:

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025

Realized gains / (losses) on foreign currency derivatives - net	1	(3)
Realized gains on commodities derivatives - net	37	9
Realized gains / (losses) on derivatives	38	6

Unrealized (losses) / gains on foreign currency derivatives - net	(12)	15
Unrealized gains / (losses) on commodities derivatives - net	54	(27)
Unrealized gains / (losses) on derivatives at fair value through profit and loss - net	42	(12)
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
Changes in realized and unrealized gains / (losses) on derivatives for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily reflected the fluctuation in commodity and energy prices.
Other Gains and Losses, net are further discussed in Note 4 to the unaudited interim condensed consolidated financial statements.
Finance Costs, net
For the three months ended March 31, 2026, Finance costs, net increased $1 million or 4% to $28 million from $27 million for the three months ended March 31, 2025 as a result of foreign exchange translation.
Income Tax
For the three months ended March 31, 2026 and 2025, Income tax was an expense of $76 million and $24 million, respectively. Our effective tax rate was 27.9% and 38.8% of income before tax for the three months ended March 31, 2026 and
2025, respectively.
The difference between the statutory tax rate of 25.8% and the effective tax rate for the three months ended March 31,
2026 and 2025 includes an estimate of the temporary surtax in France, the Base Erosion Anti Abuse Tax in the United States,
the geographical mix of the income before tax results and the effects of certain jurisdictions where a full valuation allowance is recorded.

Segment Results
Segment Revenue
The following table sets forth the revenue for our three operating segments for the periods presented:

	Three months ended March 31,
(in millions of U.S. dollars and as a % of revenue)	2026		2025

A&T	609	25%	468	24%
P&ARP	1,477	60%	1,187	60%
AS&I	415	17%	381	19%
H&C (1)	2	—%	—	—%
Inter-segment eliminations	(42)	n.m	(57)	n.m
Total revenue	2,461	100%	1,979	100%
n.m. not meaningful
(1)Holdings and Corporate primarily reflects incidental revenues.
The following table sets forth the shipments for our three operating segments for the periods presented:

	Three months ended March 31,
(in kt and as a % of shipments)	2026		2025

A&T	60	16%	51	14%
P&ARP	261	71%	269	72%
AS&I	51	14%	52	14%
Inter-segment eliminations	(2)	n.m	—	n.m
Total shipments	370	100%	372	100%
n.m. not meaningful
A&T
For the three months ended March 31, 2026, revenue in our A&T segment increased 30% to $609 million from $468 million for the three months ended March 31, 2025, reflecting higher shipments and higher revenue per ton, including higher metal prices. A&T shipments were up 18%, or 9 kt, due to higher Aerospace and Transportation, Industry and Defense rolled products shipments, which benefited from current supply shortages of automotive rolled products in North America.
P&ARP
For the three months ended March 31, 2026, revenue in our P&ARP segment increased 24% to $1,477 million from
$1,187 million for the three months ended March 31, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. P&ARP shipments were down 3% or 8 kt, due to lower Packaging rolled products shipments, partially offset by higher Automotive rolled products shipments, which benefited from current supply shortages in
North America.
AS&I
For the three months ended March 31, 2026, revenue in our AS&I segment increased 9% to $415 million from $381 million for the three months ended March 31, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. AS&I shipments were down 3%, or 1 kt, due to lower Automotive and Other extruded products shipments.

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
Segment Adjusted EBITDA is defined as income from continuing operations before income taxes, results from joint ventures, net finance costs, other expenses and depreciation and amortization as adjusted to exclude restructuring costs, impairment charges, unrealized gains or losses on derivatives and on foreign exchange differences on transactions that do not qualify for hedge accounting, metal price lag (as defined in footnote (B) to the table included in Note 3.2), share-based compensation expense, non-operating gains / (losses) on pension and other post-employment benefits, factoring expenses, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.
The following table sets forth the Segment Adjusted EBITDA for our reportable segments for the periods presented:

	Three months ended March 31,
(in millions of U.S. dollars and as a % of revenue)	2026		2025

A&T	102	17%	82	18%
P&ARP	151	10%	60	5%
AS&I	24	6%	16	4%
The reconciliation of Segment Adjusted EBITDA is disclosed in Note 3 to the unaudited interim consolidated condensed financial statements.
The following table presents the primary drivers for changes in Segment Adjusted EBITDA for each of our three reportable segments:

(in millions of U.S. dollars)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the three months ended March 31, 2025	82	60	16
Volume	32	(6)	(4)
Price and product mix	(2)	26	(2)
Costs	(16)	65	11
Foreign exchange and other	6	6	3
Segment Adjusted EBITDA for the three months ended March 31, 2026	102	151	24
A&T
For the three months ended March 31, 2026, Adjusted EBITDA in our A&T segment increased 24% to $102 million from $82 million for the three months ended March 31, 2025, primarily as a result of higher volumes and favorable impact from foreign exchange translation, partially offset by unfavorable price and mix and higher operating costs given higher activity levels. In the three months ended March 31, 2025, Segment Adjusted EBITDA included a $4 million negative impact from the flood in Valais (Switzerland). For the three months ended March 31, 2026, Adjusted EBITDA per ton increased 6% to $1,697 per ton from $1,606 per ton for the three months ended March 31, 2025.
P&ARP
For the three months ended March 31, 2026, Adjusted EBITDA in our P&ARP segment increased 152% to $151 million from $60 million for the three months ended March 31, 2025, primarily as a result of  favorable price and mix, favorable metal costs at Muscle Shoals and Neuf Brisach, and favorable impact from foreign exchange translation, partially offset by lower volumes. For the three months ended March 31, 2026, Adjusted EBITDA per ton increased 159% to $578 per ton from $223 per ton for the three months ended March 31, 2025.

AS&I
For the three months ended March 31, 2026, Adjusted EBITDA in our AS&I segment increased by 50% to $24 million from $16 million for the three months ended March 31, 2025, primarily as a result of lower operating costs and favorable impact from foreign exchange translation, partially offset by lower volumes and unfavorable price and mix. In the three months ended March 31, 2025, Segment Adjusted EBITDA included a $6 million negative impact from the flood in Valais
(Switzerland). For the three months ended March 31, 2026, Adjusted EBITDA per metric ton increased by 54% to $471 per ton from $306 per ton for the three months ended March 31, 2025.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital resources, besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents, as well as strategic financing arrangements. At March 31, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Our primary sources of cash flow have historically been cash flows from operating activities and funding or borrowings from external parties.
Based on our current and anticipated levels of operations, and the conditions in our markets and industry, we believe that our cash flows from operations, cash on hand, new debt issuances or refinancing of existing debt facilities, and availability under our factoring and revolving credit facilities will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the short-term and long-term.
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
In addition, we borrow in a combination of U.S. dollars and euros. When the external currency mix of our debt does not match the mix of our assets, we use foreign currency derivatives to balance the risk.
Our financial institution counterparties may require margin calls should our negative mark-to-market exceed a pre-agreed contractual limit. In order to protect the Group from the potential margin calls for significant market movements, we maintain additional cash or availability under our various borrowing facilities, we enter into derivatives with a large number of financial counterparties and we monitor potential margin requirements on a daily basis for adverse movements in the U.S. dollar against the euro and in aluminum prices. There were no margin calls at March 31, 2026 and December 31, 2025.
At March 31, 2026, we had $904 million of total liquidity, comprised of $143 million in cash and cash equivalents,
$491 million of availability under our Pan-U.S. ABL facility, $155 million of availability under our factoring arrangements and
$115 million of availability under our committed asset-based facility for our French subsidiaries.
Factored receivables under non-recourse arrangements were $430 million and $430 million at March 31, 2026 and
December 31, 2025, respectively.

Cash Flows
The following table summarizes our cash flows from / (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025

Net Cash Flows from / (used in)
Operating activities	73	58
Investing activities	(68)	(59)
Financing activities	20	(26)
Net (decrease) / increase in cash and cash equivalents, excluding the effect of exchange rate changes	25	(27)
Net Cash Flows from Operating Activities
For the three months ended March 31, 2026, net cash flows from operating activities were $73 million, a $15 million increase from $58 million in the three months ended March 31, 2025. This change primarily reflects a $172 million increase in cash flows from operating activities before working capital and a $157 million decrease in cash flows from working capital usage.
For the three months ended March 31, 2026, changes in working capital were attributable to (i) an increase in inventory of $279 million, primarily driven by higher ending metal prices and higher activity levels; (ii) an increase in trade receivables of
$249 million primarily driven by higher ending metal prices and higher activity levels; and (iii) an increase in trade payables of
$326 million, primarily driven by higher ending metal prices and higher metal purchases due to higher activity levels.
For the three months ended March 31, 2025, changes in working capital were attributable to (i) an increase in inventory of $69 million, primarily driven higher ending metal prices; (ii) an increase in trade receivables of $273 million primarily driven by higher activity levels and higher ending metal prices, partially offset by $2 million of deferred purchase price receivables from factoring; and (iii) an increase in trade payables of $279 million, primarily driven by higher metal purchases due to higher activity levels and higher ending metal prices.
Net Cash Flows used in Investing Activities
For the three months ended March 31, 2026 and 2025, net cash flows used in investing activities were $68 million and
$59 million, respectively. Capital expenditures, net of Property, Plant and Equipment inflows were $68 million and $61 million, respectively, and related primarily to maintenance and investments in our manufacturing facilities as well as return-seeking and growth projects such as investments in our recycling and casting capacities. In the three months ended March 31, 2025, collection of deferred purchase price receivables under certain of our factoring agreements was $2 million.
Capital expenditures by segment are detailed in Note 3.3 of our Unaudited Interim Condensed Consolidated Financial
Statements.
Net Cash Flows used in Financing Activities
For the three months ended March 31, 2026, net cash flows from financing activities were $20 million, primarily reflecting additional borrowings under the Pan-U.S. ABL facility, as well as realized foreign exchange gains on net debt hedging instruments, partially offset by higher share repurchase levels. During the three months ended March 31, 2026,
Constellium repurchased 1.2 million ordinary shares of the Company for $28 million.
For the three months ended March 31, 2025, net cash flows used in financing activities were $26 million, primarily reflecting share repurchases as well as realized foreign exchange losses on net debt hedging instruments, partially offset by additional borrowings under the Pan-U.S. ABL facility. During the three months ended March 31, 2025, Constellium repurchased 1.4 million ordinary shares of the Company for $15 million.

Contractual obligations
Except as otherwise disclosed in this Quarterly Report, there have been no changes in our material short-term and long-
term contractual cash obligations other than in the ordinary course of business since December 31, 2025. See Note 12,
Note 15.4, Note 20 and Note 17 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Principal Accounting Policies, Critical Accounting Estimates and Key Judgments
Our principal accounting policies are set out in Note 1 to our audited consolidated financial statements in our Annual
Report on Form 10-K for the year ended December 31, 2025. New standards and interpretations not yet adopted are set out in
Note 1 to the unaudited Consolidated Financial Statements, which appear elsewhere in this Quarterly Report.
The preparation of our consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. These judgments, estimates and assumptions are based on management’s best knowledge of the relevant facts and circumstances, giving consideration to previous experience. However, actual results may differ from the amounts included in the Consolidated Financial Statements. Key sources of estimation uncertainty that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year include the items presented in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of
Operations - Principal Accounting Policies, Critical Accounting Estimates and Key Judgments” of our Annual Report on
Form 10-K for the year ended December 31, 2025. The Company continuously reviews its significant assumptions and estimates in light of the uncertainty associated with the global geopolitical and macroeconomic conditions and their potential direct and indirect impacts on its business and its financial statements. There can be no guarantee that our assumptions will materialize or that actual results will not differ materially from estimates. There have been no material changes in our critical accounting estimates since December 31, 2025.
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

The following table reconciles our net income to our Adjusted EBITDA:

	Three months ended March 31,
(in millions of U.S. dollars)	2026	2025

Net income	196	38
Income tax expense	76	24
Finance costs – net	28	27
Expenses on factoring arrangements	4	5
Depreciation and amortization	83	78
Restructuring costs	3	1
Unrealized gains on derivatives	(42)	12
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net	(1)	1
Pension and other post-employment benefits - non - operating gains	(3)	(3)
Share based compensation	11	6
Gains / (losses) on disposal	—	—
Other (A)	—	(3)
Adjusted EBITDA[1]	359	186
of which Metal price lag (B)	97	39
1Adjusted EBITDA includes the non-cash impact of metal price lag
_______________
(A)For the three months ended March 31, 2025, Other mainly includes $7 million of insurance proceeds and $3 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we are exposed to a variety market risks (including foreign currency exchange, interest rate and commodity price risk). Our exposure to market risk has not changed materially since December 31,
2025. Further information can be found in Item 7A. and Note 16 to our audited consolidated financial statements in our Annual
Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended
December 31, 2025, for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2025.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the
fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 21, 2024, the Company announced that the Board of Directors authorized a three-year share repurchase program of up to $300 million of the Company’s outstanding shares of ordinary shares, expiring on December 31, 2026.
At March 31, 2026, approximately $79 million was remaining under the Company’s share repurchase program. Since the inception of the share repurchase program up to March 31, 2026, approximately 14.7 million shares have been repurchased under the plan for approximately $221 million. In the first quarter of 2026, approximately 1.2 million shares were repurchased under the plan for approximately $28 million. More information about our share repurchase program is available in Part II, Item
5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Purchases
of Equity Securities by the Issuer and Affiliated Purchasers” of our Annual Report on Form 10-K for the year ended December
31, 2025.
On March 12, 2026, the Company announced that the Board of Directors authorized a new share repurchase program of up to $300 million of the Company’s outstanding ordinary shares, which will be effective following receipt of the necessary shareholder approvals at the Company’s 2026 Annual General Meeting of Shareholders to be held on May 21, 2026, and which will expire on December 31, 2028. The new share repurchase program will replace the current share repurchase program authorized by the Board of Directors on February 21, 2024.
The following table provides certain information with respect to our share purchases during the quarter ended March 31,
2026.

Period	Total number of shares purchased	Average price paid per share (in U.S. dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31, 2026	354,931	20.48	354,931	98,851,993
February 1 - February 28, 2026	509	21.99	509	98,840,801
March 1 - March 31, 2026	796,635	25.10	796,635	78,841,643
Total	1,152,075		1,152,075	78,841,643
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit	Description
10.1	2026 Long Term Incentive Award Agreement, effective as from March 12, 2026**
10.2	Form of 2026 Long Term Incentive Award Letter for a grant of Restricted Stock Units**
10.3	Form of 2026 Long Term Incentive Award Letter for a grant of Restricted Stock Units and Performance Share Units**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification by Chief Executive Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer of Constellium SE, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
________________________
* Furnished herewith.
** Filed herewith.
† Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constellium SE

Date:	April 29, 2026	By:	/s/ Ingrid Joerg
Name: Ingrid Joerg
Title: Chief Executive Officer and Director

Date:	April 29, 2026	By:	/s/ Jack Guo
Name: Jack Guo
Title: Executive Vice President & Chief Financial Officer