Form 10-Q
period 2026-06-30
CONSTELLIUM SE
filed 2026-07-29
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding ordinary shares of the registrant on June 30, 2026, was 135,527,728 shares.

-i-
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
levels of indebtedness that could limit our operating flexibility and opportunities; as well as the risk factors set forth in the
Company’s (as defined below) Annual Report on Form 10-K for the year ended December 31, 2025. If underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, actual results could vary materially from expectations expressed or implied in the forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-
looking statement, whether because of new information, future events or otherwise, except as required by law.
-ii-

PART I
Item 1. Financial Statements
CONSOLIDATED INCOME STATEMENTS (unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Revenue	2	2,748	2,103	5,209	4,082
Cost of sales (excluding depreciation and amortization)		(2,268)	(1,840)	(4,309)	(3,556)
Depreciation and amortization		(84)	(82)	(167)	(160)
Selling and administrative expenses		(101)	(88)	(198)	(166)
Research and development expenses		(14)	(12)	(27)	(25)
Other gains and losses – net	4	(39)	4	34	(1)
Finance costs – net	5	(28)	(29)	(56)	(56)
Income before tax		214	56	486	118
Income tax expense	6	(66)	(20)	(142)	(44)
Net income		148	36	344	74
Attributable to:
Equity holders of Constellium SE		146	36	345	73
Non-controlling interests		2	—	(1)	1
Net income		148	36	344	74

Earnings per share attributable to the equity holders of Constellium SE (in U.S. dollars)	Notes
Basic	7	1.07	0.25	2.54	0.51
Diluted	7	1.04	0.25	2.46	0.51
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Net income		148	36	344	74
Other comprehensive (loss) / income
Net change in post-employment benefit obligations		(4)	—	(9)	(3)
Income tax on net change in post- employment benefit obligations		—	(1)	1	—
Net change in cash flow hedges	12	(3)	25	(11)	37
Income tax on cash flow hedges		1	(7)	3	(10)
Currency translation adjustments		(1)	11	(6)	15
Other comprehensive (loss) / income		(7)	28	(22)	39
Total comprehensive income		141	64	322	113
Attributable to:
Equity holders of Constellium SE		139	63	323	111
Non-controlling interests		2	1	(1)	2
Total comprehensive income		141	64	322	113

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions of U.S. dollars) except share data and as otherwise stated	Notes	At June 30, 2026	At December 31, 2025
Assets
Current assets
Cash and cash equivalents		163	120
Trade receivables and other, net	8	1,167	723
Inventories	9	1,877	1,407
Fair value of derivative instruments and other financial assets		66	72
Total current assets		3,273	2,322
Non-current assets
Property, plant and equipment, net		2,481	2,585
Goodwill		46	47
Intangible assets, net		82	88
Deferred tax assets		153	270
Trade receivables and other, net	8	33	31
Fair value of derivative instruments	12	2	11
Total non-current assets		2,797	3,032
Total assets		6,070	5,354
Liabilities
Current liabilities
Trade payables and other	10	2,104	1,674
Current portion of long-term debt	11	42	39
Fair value of derivative instruments	12	74	18
Income tax payable		24	18
Pension and other benefit obligations		23	24
Provisions	14	23	25
Total current liabilities		2,290	1,798
Non-current liabilities
Trade payables and other	10	162	163
Long-term debt	11	1,881	1,905
Fair value of derivative instruments	12	4	3
Pension and other benefit obligations		327	338
Provisions	14	92	106
Deferred tax liabilities		60	70
Total non-current liabilities		2,526	2,585
Total liabilities		4,816	4,383
Commitments and contingencies	14
Shareholders' equity
Ordinary shares, par value €0.02, 146,819,884 shares issued at June 30, 2026 and at December 31, 2025; 135,527,728 and 135,424,702 shares outstanding at June 30, 2026 and at December 31, 2025, respectively		4	4
Additional paid in capital		712	693
Accumulated other comprehensive income	15	34	54
Retained earnings		673	354
Treasury shares 11,292,156 at June 30, 2026 and 11,395,182 at December 31, 2025		(177)	(153)
Equity attributable to equity holders of Constellium SE		1,246	952
Non-controlling interests		8	19
Total equity		1,254	971
Total equity and liabilities		6,070	5,354
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

in millions of U.S. dollars, except share amounts	Ordinary shares outstanding	Ordinary shares	Treasury shares	Accumulated other comprehensive income / (loss)	Additional paid in capital	Retained earnings	Non- controlling interests	Total equity
At January 1, 2026	135,424,702	4	(153)	54	693	354	19	971
Net income	—	—	—	—	—	199	(3)	196
Other comprehensive income	—	—	—	(15)	—	—	—	(15)
Total comprehensive income	—	—	—	(15)	—	199	(3)	181
Share-based compensation	—	—	—	—	11	—	—	11
Repurchase of ordinary shares	(1,152,075)	—	(28)	—	—	—	—	(28)
Allocation of treasury shares to share-based compensation plan vested	1,877,823	—	24	—	—	(24)	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	(3)	(3)
At March 31, 2026	136,150,450	4	(157)	39	704	529	13	1,132
Net income	—	—	—	—	—	146	2	148
Other comprehensive loss	—	—	—	(7)	—	—	—	(7)
Total comprehensive (loss) / income	—	—	—	(7)	—	146	2	141
Share-based compensation	—	—	—	—	8	—	—	8
Repurchase of ordinary shares	(622,722)	—	(20)	—	—	—	—	(20)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—
Other	—	—	—	2	—	(2)	(3)	(3)
Transactions with non- controlling interests	—	—	—	—	—	—	(4)	(4)
At June 30, 2026	135,527,728	4	(177)	34	712	673	8	1,254

in millions of U.S. dollars, except share amounts	Ordinary shares outstanding	Ordinary shares	Treasury shares	Accumulated other comprehensive income / (loss)	Additional paid in capital	Retained earnings	Non- controlling interests	Total equity
At January 1, 2025	143,523,308	4	(51)	(14)	674	93	21	727
Net income	—	—	—	—	—	37	1	38
Other comprehensive loss	—	—	—	11	—	—	—	11
Total comprehensive (loss) / income	—	—	—	11	—	37	1	49
Share-based compensation	—	—	—	—	6	—	—	6
Repurchase of ordinary shares	(1,421,058)	—	(15)	—	—	—	—	(15)
Allocation of treasury shares to share-based compensation plan vested	815,749	—	12	—	—	(12)	—	—
Other	—	—	—	2	—	(2)	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	(2)	(2)
At March 31, 2025	142,917,999	4	(54)	(1)	680	116	20	765
Net income	—	—	—	—	—	36	—	36
Other comprehensive income	—	—	—	27	—	—	1	28
Total comprehensive income	—	—	—	27	—	36	1	64
Share-based compensation	—	—	—	—	7	—	—	7
Repurchase of ordinary shares	(3,378,976)	—	(35)	—	—	—	—	(35)
Allocation of treasury shares to share-based compensation plan vested	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	(2)	(2)
At June 30, 2025	139,539,023	4	(89)	26	687	152	19	799

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Net income		148	36	344	74
Adjustments
Depreciation and amortization	3	84	82	167	160
Impairment of assets	3	(1)	—	3	—
Pension and other long-term benefits		5	2	7	4
Finance costs - net	5	28	29	56	56
Income tax expense		66	20	142	44
Unrealized losses / (gains) on derivatives - net and from remeasurement of monetary assets and liabilities - net		102	(35)	59	(24)
Losses on disposal	4	1	1	1	1
Other - net		14	11	32	22
Changes in working capital
Inventories		(216)	4	(495)	(65)
Trade receivables		(169)	12	(418)	(261)
Trade payables		154	(38)	480	241
Other		12	23	(24)	5
Change in provisions		(15)	(1)	(13)	(2)
Pension and other long-term benefits paid		(11)	(12)	(25)	(25)
Interest paid		(21)	(24)	(50)	(53)
Income tax paid		(20)	4	(32)	(5)
Net cash flows from operating activities		161	114	234	172
Purchases of property, plant and equipment	3	(77)	(77)	(149)	(146)
Property, plant and equipment inflows	3	6	4	10	12
Collection of deferred purchase price receivable	8	—	—	—	2
Proceeds from disposals, net of cash		2	—	2	—
Other investing activities		—	1	—	1
Net cash flows used in investing activities		(69)	(72)	(137)	(131)
Repurchase of ordinary shares		(20)	(35)	(48)	(50)
Repayments of long-term debt		(1)	(2)	(2)	(3)
Net change in revolving credit facilities and short- term debt		(46)	23	4	28
Finance lease repayments		(2)	(1)	(4)	(3)
Transactions with non-controlling interests		(2)	(2)	(6)	(4)
Other financing activities		—	(19)	5	(30)
Net cash flows used in financing activities		(71)	(36)	(51)	(62)
Net increase / (decrease) in cash and cash equivalents		21	6	46	(21)

Cash and cash equivalents - beginning of period		143	118	120	141
Net increase / (decrease) in cash and cash equivalents		21	6	46	(21)
Effect of exchange rate changes on cash and cash equivalents		(1)	9	(3)	13
Cash and cash equivalents - end of period		163	133	163	133
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
Constellium is a global leader in the development, manufacture and sale of a broad range of high value-added specialty rolled and extruded aluminum products to the aerospace, space, defense, packaging, automotive, commercial transportation and general industrial end-markets. At June 30, 2026, the Group operated 23 manufacturing facilities, 3 R&D centers and 3 administrative centers. The Group has approximately 11,500 employees.
Unless the context indicates otherwise, when we refer to “we,” “our,” “us,” “Constellium,” the “Group” and the
“Company” in this document, we are referring to Constellium SE and its subsidiaries, and when we refer to “Constellium SE”, we are referring to Constellium SE on a standalone basis.
Basis of presentation and principles of consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of
Constellium SE and its controlled subsidiaries. All intercompany transactions and balances are eliminated.
The accompanying unaudited interim condensed consolidated financial statements have been prepared by Constellium in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and
Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of its financial position at June 30, 2026, results of operations and cash flows for the three-month and six-month periods ended June 30, 2026 and 2025 have been included. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Group’s audited consolidated financial statements and accompanying notes in its Annual Report on Form 10-K for the year ended
December 31, 2025 (“Annual Report”). The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2026 fiscal year.
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
Recently adopted and recently issued accounting guidance
In May 2026, the Financial Accounting Standards Board (“FASB”) issued ASU 2026-02 Environmental Credits and
Environmental Credit Obligations (Topic 818) which establishes requirements on how to recognize, measure, present and disclose environmental credits and environmental credit obligations. The guidance applies to all entities that buy, receive or internally generate environmental credits they intend to sell, trade or distribute. It also applies to entities that use such credits for compliance or voluntary purposes (e.g., for use in carbon-neutral or net-zero initiatives). The standard is effective for interim periods within fiscal years beginning after December 15, 2027. The guidance must be applied retrospectively by recognizing a cumulative effect adjustment to retained earnings at the date of initial application. Early adoption is permitted.
The Group plans to adopt these and new standards, amendments and interpretations, as disclosed in our Annual Report, on their required effective dates and does not expect any material impact on its financial position, results of operations and cash flows as a result of their adoption.

NOTE 2 - REVENUE
In the following table, revenue is disaggregated by product line. See Note 3 - Segment information herein for additional disclosures of revenue disaggregated by operating segments.

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
Aerospace rolled products	350	267	679	534
Transportation, industry, defense and other rolled products	288	200	543	368
Packaging rolled products	1,188	912	2,234	1,780
Automotive rolled products	454	295	857	586
Specialty and other thin-rolled products	31	26	56	50
Automotive extruded products	266	249	528	483
Other extruded products	171	154	312	281
Total revenue	2,748	2,103	5,209	4,082
Revenue is recognized at a point in time, except for certain products with no alternative use for which we have a right to payment, which represents less than 1% of total revenue.

NOTE 3 - SEGMENT INFORMATION
Constellium has three reportable business segments - Aerospace & Transportation (“A&T”), Packaging & Automotive
Rolled Products (“P&ARP”) and Automotive Structures & Industry (“AS&I”).
3.1 Revenue, Costs and Segment Adjusted EBITDA

	Three months ended June 30,
	2026				2025
(in millions of U.S. dollars)	A&T	P&ARP	AS&I	H&C (B)	A&T	P&ARP	AS&I	H&C (B)
Segment revenue	680	1,680	458	2	492	1,235	421	1
Inter-segment elimination	(44)	(7)	(21)	—	(26)	(3)	(18)	—
External revenue	636	1,673	437	2	466	1,232	404	1
Cost of metal	(310)	(1,221)	(270)	1	(203)	(895)	(248)	2
Production costs	(162)	(254)	(114)	(2)	(151)	(234)	(114)	(2)
Other segment expenses (A)	(29)	(33)	(27)	(17)	(27)	(29)	(24)	(12)
Segment Adjusted EBITDA	135	165	26	(16)	84	74	18	(12)

	Six months ended June 30,
	2026				2025
(in millions of U.S. dollars)	A&T	P&ARP	AS&I	H&C (B)	A&T	P&ARP	AS&I	H&C (B)
Segment revenue	1,289	3,157	873	3	960	2,422	802	2
Inter-segment elimination	(70)	(10)	(33)	—	(60)	(6)	(38)	—
External revenue	1,219	3,147	840	3	900	2,416	764	2
Cost of metal	(590)	(2,260)	(507)	3	(388)	(1,753)	(462)	3
Production costs	(335)	(508)	(231)	(3)	(296)	(474)	(221)	(4)
Other segment expenses (A)	(56)	(62)	(53)	(35)	(50)	(54)	(47)	(24)
Segment Adjusted EBITDA	238	317	49	(32)	165	135	34	(23)
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
operating gains / (losses) on pension and other post-employment benefits, expenses on factoring arrangements, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
A&T		135	84	238	165
P&ARP		165	74	317	135
AS&I		26	18	49	34
H&C (A)		(16)	(12)	(32)	(23)
Segment Adjusted EBITDA		310	165	572	312
Metal price lag (B)		129	(19)	226	20
Depreciation and amortization		(84)	(82)	(167)	(160)
Impairment of assets		1	—	(3)	—
Share based compensation	16	(8)	(7)	(19)	(13)
Pension and other post-employment benefits - non-operating gains		4	4	7	7
Restructuring costs		(2)	(1)	(5)	(2)
Unrealized (losses) / gains on derivatives		(102)	33	(60)	21
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		—	1	1	—
Losses on disposal		(1)	(1)	(1)	(1)
Other (C)		—	(2)	—	1
Expenses on factoring arrangements	8	(5)	(6)	(9)	(11)
Finance costs – net	5	(28)	(29)	(56)	(56)
Income before tax		214	56	486	118
Income tax expense	6	(66)	(20)	(142)	(44)
Net income		148	36	344	74

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
(C)For the three months ended June 30, 2025, Other mainly includes $2 million of clean-up costs related to the flooding of our facilities in
Valais (Switzerland). For the six months ended June 30, 2025, Other mainly includes $9 million of insurance proceeds and $7 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).

3.3 Capital expenditures

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
A&T	(17)	(16)	(27)	(29)
P&ARP	(44)	(41)	(92)	(75)
AS&I	(8)	(15)	(18)	(29)
H&C (A)	(2)	(1)	(2)	(1)
Total capital expenditures (B)	(71)	(73)	(139)	(134)
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.
(B)Purchase of property plant and equipment, net of grants received and insurance compensation related to property plant and equipment.
3.4 Depreciation, amortization and impairment

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
A&T	(19)	(18)	(37)	(35)
P&ARP	(48)	(45)	(95)	(89)
AS&I	(15)	(17)	(35)	(33)
H&C (A)	(1)	(2)	(3)	(3)
Total depreciation, amortization and impairment expense	(83)	(82)	(170)	(160)
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.
3.5 Assets

(in millions of U.S. dollars)	At June 30, 2026	At December 31, 2025
A&T	1,628	1,375
P&ARP	2,806	2,405
AS&I	722	711
H&C (A)	530	390
Deferred income tax assets	153	270
Cash and cash equivalents	163	120
Fair value of derivative instruments and other financial assets	68	83
Total assets	6,070	5,354
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.

NOTE 4 - OTHER GAINS AND LOSSES - NET

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Operating income and expenses
Realized gains / (losses) on derivatives (A)		66	(25)	104	(19)
Unrealized (losses) / gains on derivatives at fair value through profit and loss - net (A)	12	(102)	33	(60)	21
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		—	1	1	—
Impairment of assets		1	—	(3)	—
Restructuring costs		(2)	(1)	(5)	(2)
Losses on disposal		(1)	(1)	(1)	(1)
Result from the flood in Valais	3	—	(2)	—	2
Non-operating income and expenses
Expenses on factoring arrangements	8	(5)	(6)	(9)	(11)
Pension and other post-employment benefits	13	4	4	7	7
Other		—	1	—	2
Total other gains and losses - net		(39)	4	34	(1)
(A)Realized and unrealized gains and losses are related to derivatives entered into with the purpose of mitigating exposure to volatility in foreign currencies and commodity prices and that do not qualify for hedge accounting.

NOTE 5 - FINANCE COSTS - NET

		Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Interest expense on borrowings (A)		(26)	(25)	(52)	(50)
Interest expense on finance leases		(1)	(1)	(1)	(1)
Interest cost on pension and other long-term benefits	13	(2)	(2)	(4)	(4)
Realized and unrealized (losses) / gains on debt derivatives at fair value (B)	12	(4)	(17)	1	(26)
Realized and unrealized exchange gains / (losses) on financing activities - net (B)		4	18	—	28
Other finance expenses		(1)	(3)	(3)	(5)
Capitalized borrowing costs (C)		2	1	3	2
Finance expenses		(28)	(29)	(56)	(56)
Finance costs - net		(28)	(29)	(56)	(56)
(A)For the three months ended June 30, 2026 and 2025, interest expense on borrowings included $23 million and $22 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, respectively. For the six months ended
June 30, 2026 and 2025, interest expense on borrowings included $47 million and $44 million of interest expenses related to
Constellium SE Senior Notes including amortization of debt issuance costs, respectively.
(B) The Group hedges its currency exposure when using external funding sources in a currency other than the functional currency of the entities being funded. Changes in the fair value of these hedging derivatives are recognized within Finance costs – net in the Interim
Consolidated Income Statement.
(C) Borrowing costs directly attributable to the construction of assets are capitalized. The capitalization rate was 5% for the six months ended June 30, 2026 and 2025.
NOTE 6 - INCOME TAX
Income tax expense for interim periods is recognized based on the annualized effective tax rate expected for the full year adjusted for the tax effect of certain items recognized in full in the interim period.
Our effective tax rate was 30.8% and 35.7% of our income before tax for the three months ended June 30, 2026 and
2025, respectively. Our effective tax rate was 29.1% and 37.6% of income before tax for the six months ended June 30, 2026 and 2025, respectively.
The difference between the statutory tax rate of 25.8% and the effective tax rate for the three and six months ended June
30, 2026 and 2025 includes an estimate of the 2026 and 2025 surtaxes in France, the Base Erosion Anti Abuse Tax in the
United States and is impacted by the geographical mix of our pre-tax results and the effects of certain jurisdictions where a full valuation allowance is recorded.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary share equivalents represent the dilutive effect of outstanding equity-based awards.
The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars except share and per share amounts )	2026	2025	2026	2025
Numerator:
Net income attributable to equity holders of Constellium SE	146	36	345	73
Denominator:
Basic - weighted-average ordinary shares outstanding	135,866,171	140,820,828	135,633,294	141,665,123
Dilutive effect of non-vested restricted stock units and performance-based restricted stock units	4,287,582	1,423,571	4,488,781	1,508,801
Diluted - weighted-average ordinary shares, of restricted stock units and performance-based restricted stock units	140,153,753	142,244,399	140,122,075	143,173,924
Basic earnings per share	$1.07	$0.25	$2.54	$0.51
Diluted earnings per share	$1.04	$0.25	$2.46	$0.51
For the three and six months ended June 30, 2026, and 2025, no ordinary shares assuming exercise of equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-
dilutive.

NOTE 8 - TRADE RECEIVABLES AND OTHER

	At June 30, 2026	At December 31, 2025
(in millions of U.S. dollars)	Current	Current
Trade receivables - gross	1,020	614
Allowance for credit losses	(4)	(3)
Total trade receivables - net	1,016	611
Total other receivables	151	112
Total trade receivables and other	1,167	723
Factoring arrangements
The Group has entered into several accounts receivable factoring programs with selected financial institutions for certain receivables of the Group. The programs are accounted for as sales of the receivables and had combined limits of approximately
$713 million and $729 million at June 30, 2026 and December 31, 2025, respectively.
Proceeds on receivables sold under our ongoing factoring programs were $1,026 million and $1,004 million for the three months ended June 30, 2026 and 2025, respectively. Proceeds on receivables sold under our ongoing factoring programs were
$1,990 million and $1,751 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and
December 31, 2025, the total amount of receivables derecognized under the Group’s factoring arrangements was $418 million and $430 million, respectively.
Starting in fiscal year 2025, the proceeds from the sale of accounts receivables consisted of only cash. Prior to January 1,
2025, the proceeds from the sale of certain of these receivables was comprised of a combination of cash and deferred purchase price receivable. The deferred purchase price receivable was ultimately realized by the Group following the collection by the financial institutions of the underlying receivables sold. For the six months ended June 30, 2025, the beginning deferred purchase price balance was $2 million, of which $2 million was fully collected in cash. This resulted in an ending deferred purchase price receivable balance of $0 million for the six months ended June 30, 2025, recorded in Fair value of derivative instruments and other financial assets in the Consolidated Balance Sheets.
The Group has recorded $5 million and $6 million of expenses related to its factoring programs in the three months ended
June 30, 2026 and 2025, respectively. The Group has recorded $9 million and $11 million of expenses related to its factoring programs in the six months ended June 30, 2026 and 2025, respectively. These amounts are presented in Other gains and losses
– net in its Interim Consolidated Income Statement.
NOTE 9 - INVENTORIES

(in millions of U.S. dollars)	At June 30, 2026	At December 31, 2025
Finished goods	306	324
Work in progress	951	625
Raw materials	519	356
Stores and supplies	101	102
Total inventories	1,877	1,407

NOTE 10 - TRADE PAYABLES AND OTHER

	At June 30, 2026	At December 31, 2025
(in millions of U.S. dollars)	Current	Current
Trade payables	1,659	1,222
Employees' entitlements	265	268
Other payables	180	184
Total other	445	452
Total trade payables and other	2,104	1,674
Contract liabilities and other liabilities to customers
Revenue related to contract liabilities and other liabilities to customers for the six months ended June 30, 2026 and 2025 are presented in the table below:

	Six months ended June 30,
(in millions of U.S. dollars)	2026	2025
Contract liabilities and other liabilities to customers at January 1,	113	98
Revenue deferred to contract liabilities	19	20
Revenue recognized from contract liabilities	(19)	(22)
Effect of changes in foreign currency rates and other changes	(5)	8
Contract liabilities and other liabilities to customers at June 30,	108	104

NOTE 11 - DEBT
11.1 Analysis by nature

	At June 30, 2026							At December 31, 2025
(in millions of U.S. dollars)	Nominal Value in Currency	Nominal rate	Effective rate	Face Value	Debt issuance costs	Accrued interest	Carrying value	Carrying value
Secured Pan-U.S. ABL (due 2029)	$—	Floating	5.08%	—	—	1	1	—
Senior Unsecured Notes
Issued June 2020 and due 2028	$325	5.625%	6.05%	325	(2)	1	324	323
Issued February 2021 and due 2029	$500	3.750%	4.05%	500	(3)	4	501	500
Issued June 2021 and due 2029	€300	3.125%	3.41%	342	(2)	4	344	355
Issued August 2024 and due 2032	$350	6.375%	6.77%	350	(5)	8	353	353
Issued August 2024 and due 2032	€300	5.375%	5.73%	342	(5)	7	344	354
Finance lease liabilities				28	—	1	29	32
Other loans				27	—	—	27	27
Total debt				1,914	(17)	26	1,923	1,944
Of which non-current							1,881	1,905
Of which current (A)							42	39
(A)Current portion of debt includes mainly accrued interest and current portions of finance leases and other long-term loans relating to the sale and leaseback of assets.
The fair values of Constellium SE Senior Notes issued in June 2020, February 2021, June 2021 and August 2024 were
100.0%, 96.1%, 98.4% and 102.8%, respectively, of the nominal value and amounted to $325 million, $481 million, $337 million and $712 million, respectively, at June 30, 2026, compared to $325 million, $483 million, $348 million, and $730 million, respectively, at December 31, 2025.
The €100 million French Inventory Facility remained undrawn at June 30, 2026.
The Group was in compliance with all applicable financial debt covenants at June 30, 2026 and December 31, 2025.

NOTE 12 - FINANCIAL INSTRUMENTS
12.1 Fair values of financial instruments
All derivatives are presented at fair value in the Interim Consolidated Balance Sheets:

	At June 30, 2026			At December 31, 2025
(in millions of U.S. dollars)	Non- current	Current	Total	Non- current	Current	Total
Derivatives that qualify for hedge accounting
Currency commercial derivatives	1	1	2	7	6	13
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	—	6	6	3	7	10
Energy derivatives	1	—	1	1	1	2
Metal derivatives	—	59	59	—	58	58
Fair value of derivative instruments - assets	2	66	68	11	72	83
Derivatives that qualify for hedge accounting
Currency commercial derivatives	1	1	2	—	—	—
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	1	12	13	1	4	5
Energy derivatives	2	4	6	1	2	3
Metal derivatives	—	57	57	1	12	13
Fair value of derivative instruments - liabilities	4	74	78	3	18	21
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
foreign exchange derivatives.
•Level 3 is based on inputs for the asset or liability that are not based on observable market data (unobservable inputs). Trade receivables are classified as a Level 3 measurement under the fair value hierarchy.

	At June 30, 2026				At December 31, 2025
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value of derivative instruments - assets	35	33	—	68	32	51	—	83
Fair value of derivative instruments - liabilities	39	39	—	78	5	16	—	21
There was no material transfer of asset and liability categories into or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2026, nor the year ended December 31, 2025.
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
Group uses foreign exchange forwards and foreign exchange swaps for this purpose.
The following tables outline the nominal value (converted to millions of U.S. dollars at the closing rate) of forward derivatives for Constellium’s most significant foreign exchange exposures at June 30, 2026.

Sold currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2026-2031	526	289
CHF	2026-2030	71	9
CZK	2026	—	—
Other currencies	2026-2027	9	—

Purchased currencies
USD	2026-2027	126	2
CHF	2026-2030	148	17
CZK	2026-2027	68	—
Other currencies	2026	6	—
The Group has agreed to supply a major customer with fabricated metal products from an entity with Euro functional currency, while invoicing in U.S. dollars. The Group has entered into significant foreign exchange derivatives that matched related highly probable future conversion sales. The Group designates a substantial portion of these derivatives for hedge accounting, with a total nominal amount of $316 million and $302 million at June 30, 2026 and December 31, 2025 respectively, with maturities ranging from 2026 to 2031. Changes in the fair value of cash flow hedges are reported by the

Group as a component of Accumulated other comprehensive income, net of tax and reclassified into earnings when the forecasted transaction affects earnings.
The table below details the effect of foreign currency derivatives in the Interim Consolidated Income Statement, the
Interim Consolidated Statement of Cash Flows and the Interim Consolidated Statement of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains on foreign currency derivatives - net (A)	(1)	3	—	—
Unrealized (losses) / gains on foreign currency derivatives - net (B)	(2)	23	(14)	38
Derivatives that qualify for hedge accounting
Included in Other comprehensive income
Unrealized (losses) / gains on foreign currency derivatives - net	(2)	26	(9)	37
(Losses) / gains reclassified from cash flow hedge reserve to the Consolidated Income Statement	(1)	(1)	(2)	—
Included in Revenue (C)
Realized gains / (losses) on foreign currency derivatives - net (A)	1	(1)	3	(4)
Unrealized (losses) / gains on foreign currency derivatives - net	(1)	1	(1)	3
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
hedged either naturally through intercompany foreign currency loans and deposits or through foreign currency derivatives.
At June 30, 2026, the net hedged position related to long-term and short-term loans and deposits in U.S. dollars included a forward sale of $112 million versus the Euro using simple foreign exchange forward contracts.

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Finance costs - net
Realized gains / (losses) on foreign currency derivatives - net (A)	(2)	(16)	2	(25)
Unrealized losses on foreign currency derivatives - net	(2)	(1)	(1)	(1)
Total	(4)	(17)	1	(26)
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
At June 30, 2026, the nominal amount of commodity derivatives is as follows:

(in millions of U.S. dollars)	Maturity Year	Less than 1 year	Over 1 year
Metal	2026-2028	401	5
Natural gas	2026-2029	28	29
The value of the contracts will fluctuate due to changes in market prices but our hedging strategy helps protect the
Group’s margin on future conversion and fabrication activities. At June 30, 2026, these contracts were directly entered into with external counterparties.
The Group does not apply hedge accounting on commodity derivatives and therefore mark-to-market movements are recognized in Other gains and losses – net.

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollar)	2026	2025	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on commodities derivatives - net (A)	67	(28)	104	(19)
Unrealized (losses) / gains on commodities derivatives - net	(100)	10	(46)	(17)
(A)Commodity derivatives settled during the period are presented in net cash flows from operating activities in the Interim Consolidated
Statements of Cash Flows.

NOTE 13 - PENSION AND OTHER POST-EMPLOYMENT BENEFIT OBLIGATIONS

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(in millions of U.S. dollars)	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits
Current service cost	(4)	(2)	(5)	(1)	(8)	(3)	(9)	(2)
Interest cost	(7)	(1)	(5)	(2)	(13)	(3)	(11)	(4)
Expected return on plan assets	6	—	5	—	12	—	11	—
Immediate recognition of losses arising over the year	—	(4)	—	—	—	(4)	—	—
Amortization of past service gain	1	2	1	2	1	5	1	5
Amortization of net actuarial gain	—	1	—	1	—	1	—	1
Total net pension and other long- term benefit cost	(4)	(4)	(4)	—	(8)	(4)	(8)	—
NOTE 14 - PROVISIONS

	At June 30, 2026		At December 31, 2025
(in millions of U.S. dollars)	Current	Non-current	Current	Non-current
Close down and environmental remediation costs	14	74	13	85
Restructuring costs	4	—	1	—
Legal claims and other costs	5	18	11	21
Total provisions	23	92	25	106
Close down and environmental remediation costs
Environmental remediation costs are accounted for based on the Group's best estimate of the costs of its environmental clean-up obligations. The Group also records provisions for close down and restoration efforts based on the net present value of estimated future costs of the dismantling and demolition of infrastructure and the removal of residual material of disturbed areas. These provisions are expected to be settled over the next 40 years depending on the nature of the disturbance and the technical remediation plans.
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

	Three months ended June 30, 2026
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At March 31, 2026	111	2	(74)	39
Other comprehensive income / (loss) before reclassification	(1)	(1)	(1)	(3)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	(1)	—	(4)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At June 30, 2026	107	—	(73)	34

	Three months ended June 30, 2025
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At March 31, 2025	82	(5)	(78)	(1)
Other comprehensive income / (loss) before reclassification	2	19	10	31
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	(1)	—	(4)
At June 30, 2025	81	13	(68)	26

	Six months ended June 30, 2026
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2026	115	8	(69)	54
Other comprehensive income / (loss) before reclassification	(2)	(6)	(6)	(14)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(6)	(2)	—	(8)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At June 30, 2026	107	—	(73)	34

	Six months ended June 30, 2025
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2025	84	(14)	(84)	(14)
Other comprehensive income / (loss) before reclassification	2	27	14	43
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At June 30, 2025	81	13	(68)	26

NOTE 16 - SHARE-BASED COMPENSATION
Performance-Based Restricted Stock Units (equity-settled)
During the six months ended June 30, 2026, the Company granted 401,662 Performance-Based Restricted Stock Units
("PSUs") to selected employees of the Group. The fair value of PSU awards with performance and service conditions is estimated using the value of Constellium SE’s ordinary shares on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
These units vest if the following conditions are met:
•A vesting condition under which the beneficiaries must be continuously at the service of the Company through the end of a three-year vesting period; and
•A performance condition, contingent on the total shareholder return (“TSR”) performance of Constellium SE shares over the vesting period compared to the TSR of specified indices. PSUs will ultimately vest based on a vesting multiplier which ranges from 0% to 200%.
The following table lists the inputs to the valuation model used for the PSUs granted during the six months ended June
30, 2026:

2026 PSUs
Fair value at grant date (in U.S. dollars)	34.38
Share price at grant date (in U.S. dollars)	24.59
Dividend yield	—
Expected volatility (A)	46%
Risk-free interest rate (U.S. government bond yield)	3.75%
(A)Volatility in the share prices of the Company and companies included in indices were estimated based on observed historical volatilities over a period equal to the PSU vesting period.
Restricted Stock Units Award Agreements (equity-settled)
During the six months ended June 30, 2026, the Company granted 409,752 Restricted Stock Units (RSUs) to selected employees of the Group subject to the beneficiaries remaining continuously employed by or at the service of the Group from the grant date to the end of the three-year vesting period. The fair value of the RSUs awarded is $24.59, being the quoted market price at grant date.
Expense recognized during the period
Total share-based compensation expense was $8 million and $7 million for the three months ended June 30, 2026 and
2025, respectively. Total share-based compensation expense was $19 million and $13 million for the six months ended June 30,
2026 and 2025, respectively.
At June 30, 2026, unrecognized compensation expense related to the RSUs was $18 million, which will be recognized over the remaining weighted average vesting period of 2.2 years, and unrecognized compensation expense related to the PSUs was $27 million, which will be recognized over the remaining weighted average vesting period of 2.1 years.

Vested plan during the period
Fair values of vested RSUs and PSUs amounted to $28 million for the six months ended June 30, 2026. They are excluded from the Statement of Cash flows as non-cash financing activities.
NOTE 17 - ACQUISITION AND DISPOSAL OF SUBSIDIARIES
On June 24, 2026, the Group disposed of its 54% interest in Changchun Engley Automobile Parts Co. LTD
("Changchun"). The cash inflows amounted to  $2 million, net of cash & cash equivalents disposed.
NOTE 18 - SUBSEQUENT EVENTS
On July 28, 2026, the Company redeemed $100 million out of the $325 million outstanding aggregate principal amount of its 5.625% Senior Notes due June 2028.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based principally on our unaudited interim condensed consolidated financial statements prepared under U.S. GAAP at June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited interim condensed consolidated financial statements at June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 which are included in this Quarterly Report.
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
Overview
Constellium is a global leader in the development, manufacture and sale of a broad range of high value-added specialty rolled and extruded aluminum products to the aerospace, space, defense, packaging, automotive, commercial transportation and general industrial end-markets. At June 30, 2026, the Group operated 23 manufacturing facilities, 3 R&D centers and 3 administrative centers. The Group has approximately 11,500 employees.
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
Management Review and Outlook
Constellium delivered strong results in the second quarter despite uncertainties on the macroeconomic and geopolitical fronts. During the quarter, we benefited from strong operational focus, cost control and improved market dynamics, including an improved aerospace and transportation, industry and defense (TID) environment, supply shortages of automotive rolled products in North America and strong recycling performance in both North America and Europe. During the quarter, we returned $20 million to shareholders through the repurchase of 623 thousand shares. Even though the current landscape remains volatile, we like our end market positioning, and we are optimistic about our prospects for the remainder of this year and beyond. Our focus remains on executing on our strategy, driving operational performance, controlling costs, maintaining commercial and capital discipline, generating free cash flow and increasing shareholder value.

For the three and six months ended June 30, 2026, our segments represented the following percentages of total Revenue and total Adjusted EBITDA:

	Three months ended June 30, 2026				Six months ended June 30, 2026
(as a % of total)	Revenue		Segment Adjusted EBITDA		Revenue		Segment Adjusted EBITDA
A&T		25%		44%		25%		42%
P&ARP		61%		53%		61%		55%
AS&I		17%		8%		17%		9%
H&C (1)		—%		(5)%		—%		(6)%
Total		100%		100%		100%		100%
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
During the six months ended June 30, 2026, we continued to monitor geopolitical and economic instability, globally.
During the second quarter of 2026, there was continued uncertainty related to tariffs and trade conditions, and their short and long-term impacts on the Company. Global and regional economies continue to be impacted by armed conflicts, sanctions, and volatility. In particular, ongoing geopolitical tensions and military conflicts in the Middle East, including the ongoing conflict involving the United States, Israel and Iran, have caused, and may continue to result in, higher fuel and energy prices. While it is difficult to predict the impact of these events, we continuously monitor them and will develop contingency plans and countermeasures as necessary to seek to address adverse effects or disruptions to our operations as they arise.
Although a number of our end-markets are cyclical in nature, we believe that the diversity of our portfolio and the secular growth trends we are experiencing in many of our end-markets will help the Company weather these economic cycles. In our three principal end-markets of aerospace, packaging and automotive:
•Aerospace demand has improved. The destocking of aluminum products in the supply chain also continues to ease. We believe that the long-term trends of increased passenger air traffic and fleet replacements with newer and more fuel efficient aircraft, along with new military and space programs, will help support favorable long-term demand conditions.
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
Aluminum Prices
The price we pay for primary aluminum includes the LME price and regional premiums such as the Midwest premium for metal purchased in the U.S. or the Rotterdam premium for metal purchased in Europe. Both the LME price and the regional premiums can be volatile. Our business model aims to pass through primary aluminum price exposure by pricing our products to include the cost of the metal purchased and hedging any remaining exposure to the extent possible to achieve aluminum price neutrality.
Aluminum prices have risen sharply since 2025, especially in the U.S. following the Section 232 of the Trade Expansion
Act of 1962 tariff announcements. The average LME transaction price, Rotterdam premium and Midwest premium per ton of primary aluminum for the three and six months ended June 30, 2026 and 2025 are presented below.

	Three months ended June 30,		Six months ended June 30,		Percent changes QTD	Percent changes YTD

(U.S. dollars per ton)	2026	2025	2026	2025	2026 vs 2025	2026 vs 2025

Average LME transaction price	3,571	2,448	3,382	2,539	46%	33%
Average Midwest premium	2,518	990	2,405	849	154%	183%
Average all-in aluminum price U.S.	6,089	3,438	5,787	3,388	77%	71%

Average LME transaction price	3,571	2,448	3,382	2,539	46%	33%
Average Rotterdam premium	581	195	485	244	198%	99%
Average all-in aluminum price Europe	4,152	2,643	3,867	2,783	57%	39%
We purchase large amounts of scrap aluminum to manufacture some of our products as part of our commitment to sustainability and circular resource use. Utilizing recycled aluminum supports the reduction of our reliance on primary aluminum production and usually provides economic benefits, as scrap trades at a discount to the market price of primary aluminum (i.e. LME plus regional premiums). The difference between the price of primary aluminum and the price of scrap is referred to as the “scrap spread.” The scrap spread depends on regional scrap aluminum supply and overall market demand. If, for example, the scrap spread widens and the price of primary aluminum remains static, this could have a favorable impact on our Company's results, while the converse could lead to an unfavorable impact. In addition, many other factors, such as the price of primary aluminum, types of scrap aluminum we purchase, effectiveness and timing of our scrap purchase activities, productivity of our recycling operations, could have impacts on the Company’s results.
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
Currency
We are a global company with operations in the United States, France, Germany, Switzerland, the Czech Republic,
Slovakia, Spain, Mexico and Canada. As such, we are exposed to transaction and translation impacts.
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
Results of Operations for the three and six months ended June 30, 2026 and 2025

	Three months ended June 30,				Six months ended June 30,
(in millions of U.S. dollars and as a % of revenue)	2026		2025		2026		2025

Revenue	2,748	100%	2,103	100%	5,209	100%	4,082	100%
Cost of sales (excluding depreciation and amortization)	(2,268)	83%	(1,840)	87%	(4,309)	83%	(3,556)	87%
Depreciation and amortization	(84)	3%	(82)	4%	(167)	3%	(160)	4%
Selling and administrative expenses	(101)	4%	(88)	4%	(198)	4%	(166)	4%
Research and development expenses	(14)	1%	(12)	1%	(27)	1%	(25)	1%
Other gains and losses – net	(39)	1%	4	—%	34	1%	(1)	—%
Finance costs – net	(28)	1%	(29)	1%	(56)	1%	(56)	1%
Income before tax	214	8%	56	3%	486	9%	118	3%
Income tax expense	(66)	2%	(20)	1%	(142)	3%	(44)	1%
Net income	148	5%	36	2%	344	7%	74	2%
Shipment volumes (in kt)	381	n/a	384	n/a	751	n/a	756	n/a
Revenue
For the three months ended June 30, 2026, Revenue increased 31% to $2,748 million from $2,103 million for the three months ended June 30, 2025. This increase reflected higher revenue per ton, including higher metal prices, partially offset by lower shipments.
For the three months ended June 30, 2026, sales volumes decreased 1% to 381 kt from 384 kt for the three months ended
June 30, 2025. This decrease reflected a 4% decrease in volumes for P&ARP and stable volumes for AS&I, partially offset by a
21% increase in volumes for A&T.
For the six months ended June 30, 2026, Revenue increased 28% to $5,209 million from $4,082 million for the six months ended June 30, 2025. This increase reflected higher revenue per ton, including higher metal prices, partially offset by lower shipments.

For the six months ended June 30, 2026, sales volumes decreased 1% to 751 kt from 756 kt for the six months ended
June 30, 2025. This decrease reflected a 3% decrease in volumes for P&ARP and a 2% decrease in volumes for AS&I, partially offset by a 20% increase in volumes for A&T.
Our revenue is discussed in more detail in the “Segment Results” section.
Cost of Sales
For the three months ended June 30, 2026, Cost of sales increased 23% to $2,268 million from $1,840 million for the three months ended June 30, 2025. This increase in Cost of sales was primarily driven by a 28% increase in raw materials and consumables used primarily as a result of higher metal prices.
For the six months ended June 30, 2026, Cost of sales increased 21% to $4,309 million from $3,556 million for the six months ended June 30, 2025. This increase in Cost of sales was primarily driven by a 25% increase in raw materials and consumables primarily as a result of higher metal prices.
Selling and Administrative Expenses
For the three months ended June 30, 2026, Selling and administrative expenses increased 15% to $101 million from $88 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in higher labor costs and costs associated with corporate transformation projects.
For the six months ended June 30, 2026, Selling and administrative expenses increased 19% to $198 million from $166 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in labor costs and costs associated with corporate transformation projects.
Research and Development Expenses
For the three months ended June 30, 2026, Research and development expenses increased 17% to $14 million from $12 million for the three months ended June 30, 2025. This increase was primarily driven by an increase in labor costs.
For the six months ended June 30, 2026, Research and development expenses increased 8% to $27 million from $25 million for the six months ended June 30, 2025. This increase was primarily driven by an increase in labor costs.
Other Gains and Losses, net
The following table provides an analysis of realized and unrealized gains and losses by nature of exposure:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	2026	2025	2026	2025

Realized (losses) / gains on foreign currency derivatives - net	(1)	3	—	—
Realized gains / (losses) on commodities derivatives - net	67	(28)	104	(19)
Realized gains / (losses) on derivatives	66	(25)	104	(19)

Unrealized (losses) / gains on foreign currency derivatives - net	(2)	23	(14)	38
Unrealized (losses) / gains on commodities derivatives - net	(100)	10	(46)	(17)
Unrealized (losses) / gains on derivatives at fair value through profit and loss - net	(102)	33	(60)	21
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
Changes in realized and unrealized gains / (losses) on derivatives for the three and six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily reflected the fluctuation in commodity and energy prices.
Other Gains and Losses, net are further discussed in Note 4 to the unaudited interim condensed consolidated financial statements.
Finance Costs, net
For the three months ended June 30, 2026, Finance costs, net were relatively stable at $28 million compared to $29 million for the three months ended June 30, 2025.
For the six months ended June 30, 2026, Finance costs, net were stable at $56 million compared to the six months ended
June 30, 2025.
Income Tax
For the three months ended June 30, 2026 and 2025, Income tax was an expense of $66 million and $20 million, respectively. For the six months ended June 30, 2026 and 2025, Income tax was an expense of $142 million and $44 million, respectively. Our effective tax rate was 30.8% and 35.7% of income before tax for the three months ended June 30, 2026 and
2025, respectively. Our effective tax rate was 29.1% and 37.6% of income before tax for the six months ended June 30, 2026 and 2025, respectively.
The differences between the statutory tax rate of 25.8% and the effective tax rate for the three and six months ended June
30, 2026 and 2025 include estimates of the 2026 and 2025 surtaxes in France, the Base Erosion Anti Abuse Tax in the United
States, and is impacted by the geographical mix of the income before tax results and the effects of certain jurisdictions where a full valuation allowance is recorded.

Segment Results
Segment Revenue
The following table sets forth the revenue for our three operating segments for the periods presented:

	Three months ended June 30,				Six months ended June 30,
(in millions of U.S. dollars and as a % of revenue)	2026		2025		2026		2025

A&T	680	25%	492	23%	1,289	25%	960	24%
P&ARP	1,680	61%	1,235	59%	3,157	61%	2,422	59%
AS&I	458	17%	421	20%	873	17%	802	20%
H&C (1)	2	—%	1	—%	3	—%	2	—%
Inter-segment eliminations	(72)	n.m	(46)	n.m	(113)	n.m	(104)	n.m
Total revenue	2,748	100%	2,103	100%	5,209	100%	4,082	100%
n.m. not meaningful
(1)Holdings and Corporate primarily reflects incidental revenues.
The following table sets forth the shipments for our three operating segments for the periods presented:

	Three months ended June 30,				Six months ended June 30,
(in kt and as a % of shipments)	2026		2025		2026		2025

A&T	65	17%	53	14%	125	17%	104	14%
P&ARP	266	70%	276	72%	527	70%	545	72%
AS&I	55	14%	55	14%	105	14%	107	14%
Inter-segment eliminations	(4)	n.m	—	n.m	(6)	n.m	—	n.m
Total shipments	381	100%	384	100%	751	100%	756	100%
n.m. not meaningful
A&T
For the three months ended June 30, 2026, revenue in our A&T segment increased 38% to $680 million from $492 million for the three months ended June 30, 2025, reflecting higher shipments and higher revenue per ton, including higher metal prices. A&T shipments were up 21%, or 11 kt, due to higher Aerospace and Transportation, Industry and Defense rolled products shipments, which benefited from an improved market environment as well as supply shortages of automotive rolled products in North America.
For the six months ended June 30, 2026, revenue in our A&T segment increased 34% to $1,289 million from $960 million for the six months ended June 30, 2025, reflecting higher shipments and higher revenue per ton, including higher metal prices. A&T shipments were up 20%, or 21 kt, due to higher Aerospace and Transportation, Industry and Defense rolled products shipments, which benefited from an improved market environment as well as supply shortages of automotive rolled products in North America.
P&ARP
For the three months ended June 30, 2026, revenue in our P&ARP segment increased 36% to $1,680 million from $1,235 million for the three months ended June 30, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. P&ARP shipments were down 4% or 10 kt compared to the three months ended June 30, 2025, due to lower Packaging rolled products shipments, partially offset by higher Automotive rolled products shipments, which benefited from supply shortages in North America.
For the six months ended June 30, 2026, revenue in our P&ARP segment increased 30% to $3,157 million from $2,422 million for the six months ended June 30, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. P&ARP shipments were down 3% or 18 kt, due to lower Packaging rolled products shipments, partially offset by higher Automotive rolled products shipments, which benefited from supply shortages in North America.

AS&I
For the three months ended June 30, 2026, revenue in our AS&I segment increased 9% to $458 million from $421 million for the three months ended June 30, 2025, primarily reflecting higher revenue per ton, including higher metal prices.
AS&I shipments were stable compared to the three months ended June 30, 2025.
For the six months ended June 30, 2026, revenue in our AS&I segment increased 9% to $873 million from $802 million for the six months ended June 30, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. AS&I shipments were down 2%, or 2 kt, due to lower Automotive and Other extruded products shipments.
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
The following table sets forth the Segment Adjusted EBITDA for our reportable segments for the periods presented:

	Three months ended June 30,				Six months ended June 30,
(in millions of U.S. dollars and as a % of revenue)	2026		2025		2026		2025

A&T	135	20%	84	17%	238	18%	165	17%
P&ARP	165	10%	74	6%	317	10%	135	6%
AS&I	26	6%	18	4%	49	6%	34	4%
The following table presents the primary drivers for changes in Segment Adjusted EBITDA for each of our three reportable segments:

(in millions of U.S. dollars)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the three months ended June 30, 2025	84	74	18
Volume	40	(5)	—
Price and product mix	16	20	(5)
Costs	(7)	74	12
Foreign exchange and other	2	2	1
Segment Adjusted EBITDA for the three months ended June 30, 2026	135	165	26

(in millions of U.S. dollars)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the six months ended June 30, 2025	165	135	34
Volume	72	(11)	(4)
Price and product mix	15	47	(7)
Costs	(23)	138	23
Foreign exchange and other	9	8	3
Segment Adjusted EBITDA for the six months ended June 30, 2026	238	317	49

A&T
For the three months ended June 30, 2026, Adjusted EBITDA in our A&T segment increased 61% to $135 million from
$84 million for the three months ended June 30, 2025, primarily as a result of higher volumes and favorable price and mix, partially offset by higher operating costs. For the three months ended June 30, 2026, Adjusted EBITDA per metric ton increased by 32% to $2,083 per ton from $1,572 per ton for the three months ended June 30, 2025.
For the six months ended June 30, 2026, Adjusted EBITDA in our A&T segment increased 44% to $238 million from
$165 million for the six months ended June 30, 2025, primarily as a result of higher volumes, favorable price and mix and favorable impact from foreign exchange translation, partially offset by higher operating costs. For the six months ended June
30, 2026, Adjusted EBITDA per ton increased 20% to $1,902 per ton from $1,579 per ton for the six months ended June 30,
2025.
P&ARP
For the three months ended June 30, 2026, Adjusted EBITDA in our P&ARP segment increased 123% to $165 million from $74 million for the three months ended June 30, 2025, primarily as a result of favorable metal costs at Muscle Shoals and
Neuf Brisach and favorable price and mix, partially offset by lower volumes. For the three months ended June 30, 2026,
Adjusted EBITDA per metric ton increased by 131% to $621 per ton from $268 per ton for the three months ended June 30,
2025.
For the six months ended June 30, 2026, Adjusted EBITDA in our P&ARP segment increased 135% to $317 million from $135 million for the six months ended June 30, 2025, primarily as a result of favorable metal costs at Muscle Shoals and
Neuf Brisach, favorable price and mix and favorable impact from foreign exchange translation, partially offset by lower volumes. For the six months ended June 30, 2026, Adjusted EBITDA per ton increased 143% to $601 per ton from $248 per ton for the six months ended June 30, 2025.
AS&I
For the three months ended June 30, 2026, Adjusted EBITDA in our AS&I segment increased 44% to $26 million from
$18 million for the three months ended June 30, 2025, primarily as a result of lower operating costs, partially offset by unfavorable price and mix. For the three months ended June 30, 2026, Adjusted EBITDA per ton increased 45% to $477 per ton from $329 per ton for the three months ended June 30, 2025.
For the six months ended June 30, 2026, Adjusted EBITDA in our AS&I segment increased by 44% to $49 million from
$34 million for the six months ended June 30, 2025, primarily as a result of lower operating costs and favorable impact from foreign exchange translation, partially offset by unfavorable price and mix and lower volumes. For the six months ended June
30, 2026, Adjusted EBITDA per metric ton increased by 47% to $467 per ton from $317 per ton for the six months ended June
30, 2025.

Liquidity and Capital Resources
Our primary requirements for liquidity and capital resources, besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents, as well as strategic financing arrangements. At June 30, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Our primary sources of cash flow have historically been cash flows from operating activities and funding or borrowings from external parties.
Based on our current and anticipated levels of operations and the conditions in our markets and industry, we believe that our cash flows from operations, cash on hand, new debt issuances or refinancing of existing debt facilities, and availability under our factoring and revolving credit facilities will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the short-term and long-term.
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
Our financial institution counterparties may require margin calls should our negative mark-to-market exceed a pre-agreed contractual limit. In order to protect the Group from the potential margin calls for significant market movements, we maintain additional cash or availability under our various borrowing facilities, we enter into derivatives with a large number of financial counterparties and we monitor potential margin requirements on a daily basis for adverse movements in the U.S. dollar against the euro and in aluminum prices. There were no margin calls at June 30, 2026 and December 31, 2025.
At June 30, 2026, we had $1,058 million of total liquidity, comprised of $163 million in cash and cash equivalents,
$541 million of availability under our Pan-U.S. ABL facility, $240 million of availability under our factoring arrangements and
$114 million of availability under our committed asset-based facility for our French subsidiaries.
Factored receivables under non-recourse arrangements were $418 million and $430 million at June 30, 2026 and
December 31, 2025, respectively.
Cash Flows
The following table summarizes our cash flows from / (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
(in millions of U.S. dollars)	2026	2025

Net Cash Flows from / (used in)
Operating activities	234	172
Investing activities	(137)	(131)
Financing activities	(51)	(62)
Net increase / (decrease) in cash and cash equivalents, excluding the effect of exchange rate changes	46	(21)

Net Cash Flows from Operating Activities
For the six months ended June 30, 2026, net cash flows from operating activities were $234 million, a $62 million increase from $172 million in the six months ended June 30, 2025. This change primarily reflects a $439 million increase in cash flows from operating activities before working capital and a $377 million decrease in cash flows from working capital usage.
For the six months ended June 30, 2026, changes in working capital were attributable to (i) an increase in inventory of
$495 million, primarily driven by higher ending metal prices and higher activity levels; (ii) an increase in trade receivables of
$418 million primarily driven by higher ending metal prices and higher activity levels; and (iii) an increase in trade payables of
$480 million, primarily driven by higher ending metal prices and higher metal purchases due to higher activity levels.
For the six months ended June 30, 2025, changes in working capital were attributable to (i) an increase in inventory of
$65 million, primarily driven higher ending metal prices; (ii) an increase in trade receivables of $261 million primarily driven by higher activity levels and higher ending metal prices, partially offset by $2 million of deferred purchase price receivables from factoring; and (iii) an increase in trade payables of $241 million, primarily driven by higher metal purchases due to higher activity levels and higher ending metal prices.
Net Cash Flows used in Investing Activities
For the six months ended June 30, 2026 and 2025, net cash flows used in investing activities were $137 million and $131 million, respectively. Capital expenditures, net of Property, Plant and Equipment inflows were $139 million and $134 million, respectively, and related primarily to maintenance and investments in our manufacturing facilities, as well as growth projects such as investments in our recycling and casting capacities.
Capital expenditures by segment are detailed in Note 3.3 of our unaudited interim condensed consolidated financial statements.
Net Cash Flows used in Financing Activities
For the six months ended June 30, 2026, net cash flows used in financing activities were $51 million, primarily reflecting share repurchases. During the six months ended June 30, 2026, Constellium repurchased 1.8 million ordinary shares of the
Company for $48 million.
For the six months ended June 30, 2025, net cash flows used in financing activities were $62 million, primarily reflecting share repurchases, additional borrowings under the Pan-U.S. ABL facility and factoring arrangements in Europe as well as realized foreign exchange losses on net debt hedging instruments due to the weakening of the U.S. dollar. During the six months ended June 30, 2025, Constellium repurchased 4.8 million ordinary shares of the Company for $50 million.
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
Principal Accounting Policies, Critical Accounting Estimates and Key Judgments
Our principal accounting policies are set out in Note 1 to our audited consolidated financial statements in our Annual
Report on Form 10-K for the year ended December 31, 2025. New standards and interpretations not yet adopted are set out in
Note 1 to the unaudited interim condensed consolidated financial statements, which appear elsewhere in this Quarterly Report.
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
Recently Issued Accounting Standards
See Note 1- Basis of Presentation and Recent Accounting Pronouncements to our accompanying unaudited interim condensed consolidated financial statements for a full description of recent accounting pronouncements, if applicable, including the respective expected dates of adoption and expected effects on results of operations and financial condition.
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

The following table reconciles our net income to our Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in millions of U.S. dollars)	2026	2025	2026	2025

Net income	148	36	344	74
Income tax expense	66	20	142	44
Finance costs – net	28	29	56	56
Expenses on factoring arrangements	5	6	9	11
Depreciation and amortization	84	82	167	160
Restructuring costs	2	1	5	2
Unrealized gains on derivatives	102	(33)	60	(21)
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net	—	(1)	(1)	—
Pension and other post-employment benefits - non- operating gains	(4)	(4)	(7)	(7)
Share based compensation	8	7	19	13
Losses on disposal	1	1	1	1
Other (A)	—	2	—	(1)
Adjusted EBITDA[1]	439	146	798	332
of which Metal price lag (B)	129	(19)	226	20
1Adjusted EBITDA includes the non-cash impact of metal price lag
_______________
(A)For the three months ended June 30, 2025, Other mainly includes $2 million of clean-up costs related to the flooding of our facilities in
Valais (Switzerland). For the six months ended June 30, 2025, Other mainly includes $9 million of insurance proceeds and $7 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
2026.

Period	Total number of shares purchased	Average price paid per share (in U.S. dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program
April 1 - April 30, 2026	241,155	29.74	241,155	71,669,820
May 1 - May 31, 2026(1)	—	—	—	300,000,000
June 1 - June 30, 2026(2)	381,567	34.07	381,567	287,000,029
Total	622,722		622,722	287,000,029
(1)On March 12, 2026, the Company announced that the Board of Directors authorized a new share repurchase program of up to
$300 million of the Company’s outstanding ordinary shares, which is effective as of the Company’s 2026 Annual General Meeting of
Shareholders held on May 21, 2026, and which will expire on December 31, 2028. The new share repurchase program replaces and supersedes the previous share repurchase program authorized by the Board of Directors on February 21, 2024 and which was set to expire on December 31, 2026, of which $72 million remained.
(2)At June 30, 2026, approximately $287 million remains under the Company’s current share repurchase program. More information about our share repurchase program is available in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities - Purchases of Equity Securities by the Issuer and Affiliated Purchasers” of our
Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the
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

Constellium SE

Date:	July 29, 2026	By:	/s/ Ingrid Joerg
Name: Ingrid Joerg
Title: Chief Executive Officer and Director

Date:	July 29, 2026	By:	/s/ Jack Guo
Name: Jack Guo
Title: Executive Vice President & Chief Financial Officer