Form 10-Q
period 2026-09-30
CONSTELLIUM SE
filed 2026-10-28
CIK 1563411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding ordinary shares of the registrant on September 30, 2026, was 134,536,604 shares.

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
-ii-

PART I
Item 1. Financial Statements
CONSOLIDATED INCOME STATEMENTS (unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Revenue	2	2,639	2,166	7,848	6,248
Cost of sales (excluding depreciation and amortization)		(2,272)	(1,852)	(6,581)	(5,408)
Depreciation and amortization		(82)	(84)	(249)	(244)
Selling and administrative expenses		(84)	(85)	(282)	(251)
Research and development expenses		(12)	(12)	(39)	(37)
Other gains and losses – net	4	(2)	20	32	19
Finance costs – net	5	(27)	(27)	(83)	(83)
Income before tax		160	126	646	244
Income tax expense	6	(41)	(38)	(183)	(82)
Net income		119	88	463	162
Attributable to:
Equity holders of Constellium SE		117	88	462	161
Non-controlling interests		2	—	1	1
Net income		119	88	463	162

Earnings per share attributable to the equity holders of Constellium SE (in U.S. dollars)	Notes
Basic	7	0.87	0.63	3.41	1.14
Diluted	7	0.84	0.62	3.31	1.13
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Net income		119	88	463	162
Other comprehensive (loss) / income
Net change in post-employment benefit obligations		(3)	(6)	(12)	(9)
Income tax on net change in post- employment benefit obligations		1	1	2	1
Net change in cash flow hedges	12	(3)	(3)	(14)	34
Income tax on cash flow hedges		1	1	4	(9)
Currency translation adjustments		(2)	2	(8)	17
Other comprehensive (loss) / income		(6)	(5)	(28)	34
Total comprehensive income		113	83	435	196
Attributable to:
Equity holders of Constellium SE		111	83	434	194
Non-controlling interests		2	—	1	2
Total comprehensive income		113	83	435	196

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions of U.S. dollars) except share data and as otherwise stated	Notes	At September 30, 2026	At December 31, 2025
Assets
Current assets
Cash and cash equivalents		158	120
Trade receivables and other, net	8	1,003	723
Inventories	9	1,905	1,407
Fair value of derivative instruments and other financial assets	12	42	72
Total current assets		3,108	2,322
Non-current assets
Property, plant and equipment, net		2,461	2,585
Goodwill		47	47
Intangible assets, net		79	88
Deferred tax assets		124	270
Trade receivables and other, net	8	35	31
Fair value of derivative instruments	12	1	11
Total non-current assets		2,747	3,032
Total assets		5,855	5,354
Liabilities
Current liabilities
Trade payables and other	10	1,943	1,674
Current portion of long-term debt	11	39	39
Fair value of derivative instruments	12	39	18
Income tax payable		29	18
Pension and other benefit obligations		23	24
Provisions	14	23	25
Total current liabilities		2,096	1,798
Non-current liabilities
Trade payables and other	10	161	163
Long-term debt	11	1,778	1,905
Fair value of derivative instruments	12	13	3
Pension and other benefit obligations		318	338
Provisions	14	90	106
Deferred tax liabilities		58	70
Total non-current liabilities		2,418	2,585
Total liabilities		4,514	4,383
Commitments and contingencies	14
Shareholders' equity
Ordinary shares, par value €0.02, 140,819,884 and 146,819,884 shares issued at September 30, 2026 and at December 31, 2025, respectively; 134,536,604 and 135,424,702 shares outstanding at September 30, 2026 and at December 31, 2025, respectively		4	4
Additional paid in capital		623	693
Accumulated other comprehensive income	15	28	54
Retained earnings		790	354
Treasury shares 6,283,280 at September 30, 2026 and 11,395,182 at December 31, 2025		(111)	(153)
Equity attributable to equity holders of Constellium SE		1,334	952
Non-controlling interests		7	19
Total equity		1,341	971
Total equity and liabilities		5,855	5,354
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

in millions of U.S. dollars, except share amounts	Ordinary shares outstanding	Ordinary shares	Treasury shares	Accumulated other comprehensive income / (loss)	Additional paid in capital	Retained earnings	Non- controlling interests	Total equity
At January 1, 2026	135,424,702	4	(153)	54	693	354	19	971
Net income	—	—	—	—	—	199	(3)	196
Other comprehensive loss	—	—	—	(15)	—	—	—	(15)
Total comprehensive income	—	—	—	(15)	—	199	(3)	181
Share-based compensation	—	—	—	—	11	—	—	11
Repurchase of ordinary shares	(1,152,075)	—	(28)	—	—	—	—	(28)
Allocation of treasury shares to share-based compensation plan vested	1,877,823	—	24	—	—	(24)	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	(3)	(3)
At March 31, 2026	136,150,450	4	(157)	39	704	529	13	1,132
Net income	—	—	—	—	—	146	2	148
Other comprehensive loss	—	—	—	(7)	—	—	—	(7)
Total comprehensive income	—	—	—	(7)	—	146	2	141
Share-based compensation	—	—	—	—	8	—	—	8
Repurchase of ordinary shares	(622,722)	—	(20)	—	—	—	—	(20)
Other	—	—	—	2	—	(2)	(3)	(3)
Transactions with non- controlling interests	—	—	—	—	—	—	(4)	(4)
At June 30, 2026	135,527,728	4	(177)	34	712	673	8	1,254
Net income	—	—	—	—	—	117	2	119
Other comprehensive loss	—	—	—	(6)	—	—	—	(6)
Total comprehensive (loss) / income	—	—	—	(6)	—	117	2	113
Share-based compensation	—	—	—	—	8	—	—	8
Repurchase of ordinary shares	(1,044,441)	—	(30)	—	—	—	—	(30)
Allocation of treasury shares to share-based compensation plan vested	53,317	—	—	—	—	—	—	—
Cancellation of treasury shares	—	—	96	—	(97)	—	—	(1)
Transactions with non- controlling interests	—	—	—	—	—	—	(3)	(3)
At September 30, 2026	134,536,604	4	(111)	28	623	790	7	1,341

in millions of U.S. dollars, except share amounts	Ordinary shares outstanding	Ordinary shares	Treasury shares	Accumulated other comprehensive income / (loss)	Additional paid in capital	Retained earnings	Non- controlling interests	Total equity
At January 1, 2025	143,523,308	4	(51)	(14)	674	93	21	727
Net income	—	—	—	—	—	37	1	38
Other comprehensive loss	—	—	—	11	—	—	—	11
Total comprehensive (loss) / income	—	—	—	11	—	37	1	49
Share-based compensation	—	—	—	—	6	—	—	6
Repurchase of ordinary shares	(1,421,058)	—	(15)	—	—	—	—	(15)
Allocation of treasury shares to share-based compensation plan vested	815,749	—	12	—	—	(12)	—	—
Other	—	—	—	2	—	(2)	—	—
Transactions with non- controlling interests	—	—	—	—	—	—	(2)	(2)
At March 31, 2025	142,917,999	4	(54)	(1)	680	116	20	765
Net income	—	—	—	—	—	36	—	36
Other comprehensive loss	—	—	—	27	—	—	1	28
Total comprehensive (loss) / income	—	—	—	27	—	36	1	64
Share-based compensation	—	—	—	—	7	—	—	7
Repurchase of ordinary shares	(3,378,976)	—	(35)	—	—	—	—	(35)
Transactions with non- controlling interests	—	—	—	—	—	—	(2)	(2)
At June 30, 2025	139,539,023	4	(89)	26	687	152	19	799
Net income	—	—	—	—	—	88	—	88
Other comprehensive income	—	—	—	(5)	—	—	—	(5)
Total comprehensive income	—	—	—	(5)	—	88	—	83
Share-based compensation	—	—	—	—	7	—	—	7
Repurchase of ordinary shares	(1,737,244)	—	(25)	—	—	—	—	(25)
Transactions with non- controlling interests	—	—	—	—	—	—	(1)	(1)
At September 30, 2025	137,801,779	4	(114)	21	694	240	18	863
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2026	2025
Net income		463	162
Adjustments
Depreciation and amortization	3	249	244
Impairment of assets	3	3	—
Pension and other long-term benefits		10	7
Finance costs - net	5	83	83
Income tax expense		183	82
Unrealized (gains) /losses on derivatives - net and from remeasurement of monetary assets and liabilities - net		55	(38)
Losses on disposal	4	1	1
Other - net		48	36
Changes in working capital
Inventories		(527)	(109)
Trade receivables		(267)	(280)
Trade payables		310	221
Other		(4)	7
Change in provisions		(15)	(1)
Pension and other long-term benefits paid		(40)	(44)
Interest paid		(79)	(83)
Income tax paid		(53)	(17)
Net cash flows from operating activities		420	271
Purchases of property, plant and equipment	3	(210)	(221)
Property, plant and equipment inflows	3	13	18
Collection of deferred purchase price receivable	8	—	2
Proceeds from disposals, net of cash		2	—
Other investing activities		—	1
Net cash flows used in investing activities		(195)	(200)
Repurchase of ordinary shares		(78)	(75)
Repayments of long-term debt		(106)	(5)
Net change in revolving credit facilities and short-term debt		6	17
Finance lease repayments		(6)	(5)
Transactions with non-controlling interests		(9)	(7)
Other financing activities		9	(28)
Net cash flows used in financing activities		(184)	(103)
Net (decrease) / increase in cash and cash equivalents		41	(32)

Cash and cash equivalents - beginning of period		120	141
Net (decrease) / increase in cash and cash equivalents		41	(32)
Effect of exchange rate changes on cash and cash equivalents		(3)	13
Cash and cash equivalents - end of period		158	122
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
Constellium is a global leader in the development, manufacture and sale of a broad range of high value-added specialty rolled and extruded aluminum products to the aerospace, space, defense, packaging, automotive, commercial transportation and general industrial end-markets. At September 30, 2026, the Group operated 23 manufacturing facilities, 3 R&D centers and 3 administrative centers. The Group has approximately 11,500 employees.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared by Constellium in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and
Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of its financial position at September 30, 2026, results of operations and cash flows for the three-month and nine-month periods ended September 30, 2026 and 2025 have been included.
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
Recently adopted and recently issued accounting guidance
The Group plans to adopt new standards, amendments and interpretations, as disclosed in our Annual Report, on their required effective dates and does not expect any material impact on its financial position, results of operations and cash flows as a result of their adoption.

NOTE 2 - REVENUE
In the following table, revenue is disaggregated by product line. See Note 3 - Segment information herein for additional disclosures of revenue disaggregated by operating segments.

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
Aerospace rolled products	329	264	1,008	798
Transportation, industry, defense and other rolled products	298	199	841	567
Packaging rolled products	1,187	984	3,421	2,764
Automotive rolled products	407	297	1,264	883
Specialty and other thin-rolled products	28	23	84	73
Automotive extruded products	241	259	769	742
Other extruded products	149	140	461	421
Total revenue	2,639	2,166	7,848	6,248
Revenue is recognized at a point in time, except for certain products with no alternative use for which we have a right to payment, which represents less than 1% of total revenue.

NOTE 3 - SEGMENT INFORMATION
Constellium has three reportable business segments - Aerospace & Transportation (“A&T”), Packaging & Automotive
Rolled Products (“P&ARP”) and Automotive Structures & Industry (“AS&I”).
3.1 Revenue, Costs and Segment Adjusted EBITDA

	Three months ended September 30,
	2026				2025
(in millions of U.S. dollars)	A&T	P&ARP	AS&I	H&C (B)	A&T	P&ARP	AS&I	H&C (B)
Segment revenue	664	1,625	402	2	481	1,307	409	1
Inter-segment elimination	(40)	(3)	(12)	—	(19)	(2)	(10)	—
External revenue	624	1,622	390	2	462	1,305	399	1
Cost of metal	(333)	(1,175)	(241)	2	(203)	(946)	(224)	2
Production costs	(162)	(254)	(105)	(1)	(142)	(246)	(119)	(1)
Other segment expenses (A)	(27)	(31)	(23)	(8)	(26)	(30)	(22)	(11)
Segment Adjusted EBITDA	102	162	21	(5)	90	82	33	(9)

	Nine months ended September 30,
	2026				2025
(in millions of U.S. dollars)	A&T	P&ARP	AS&I	H&C (B)	A&T	P&ARP	AS&I	H&C (B)
Segment revenue	1,954	4,782	1,275	6	1,441	3,729	1,211	3
Inter-segment elimination	(111)	(13)	(45)	—	(79)	(9)	(48)	—
External revenue	1,843	4,769	1,230	6	1,362	3,720	1,163	3
Cost of metal	(923)	(3,435)	(748)	5	(592)	(2,700)	(686)	5
Production costs	(498)	(762)	(335)	(5)	(438)	(720)	(341)	(5)
Other segment expenses (A)	(82)	(94)	(76)	(43)	(76)	(83)	(69)	(35)
Segment Adjusted EBITDA	340	478	71	(37)	256	217	67	(32)
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
operating gains / (losses) on pension and other post-employment benefits, expenses on factoring arrangements, effects of certain purchase accounting adjustments, start-up and development costs or acquisition, integration and separation costs, certain incremental costs and other exceptional, unusual or generally non-recurring items.

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
A&T		102	90	340	256
P&ARP		162	82	478	217
AS&I		21	33	71	67
H&C (A)		(5)	(9)	(37)	(32)
Segment Adjusted EBITDA		280	196	852	507
Metal price lag (B)		(4)	39	222	59
Depreciation and amortization		(82)	(84)	(249)	(244)
Impairment of assets		—	—	(3)	—
Share based compensation	16	(8)	(7)	(27)	(20)
Pension and other post-employment benefits - non-operating gains		3	3	10	10
Restructuring costs		—	(1)	(5)	(3)
Unrealized (losses) / gains on derivatives		5	13	(55)	34
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		—	1	1	1
Losses on disposal		—	—	(1)	(1)
Other (C)		(1)	(2)	(1)	—
Expenses on factoring arrangements	8	(6)	(5)	(15)	(16)
Finance costs – net	5	(27)	(27)	(83)	(83)
Income before tax		160	126	646	244
Income tax expense	6	(41)	(38)	(183)	(82)
Net income		119	88	463	162

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
(C)For the nine months ended September 30, 2025, Other mainly includes $9 million of insurance proceeds and $8 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).

3.3 Capital expenditures

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
A&T	(16)	(19)	(43)	(48)
P&ARP	(31)	(37)	(123)	(112)
AS&I	(10)	(11)	(28)	(40)
H&C (A)	(1)	(2)	(3)	(3)
Total capital expenditures (B)	(58)	(69)	(197)	(203)
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.
(B)Purchase of property plant and equipment, net of grants received and insurance compensation related to property plant and equipment.
3.4 Depreciation, amortization and impairment

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
A&T	(18)	(18)	(55)	(53)
P&ARP	(48)	(47)	(143)	(136)
AS&I	(15)	(18)	(50)	(51)
H&C (A)	(1)	(1)	(4)	(4)
Total depreciation, amortization and impairment expense	(82)	(84)	(252)	(244)
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.
3.5 Assets

(in millions of U.S. dollars)	At September 30, 2026	At December 31, 2025
A&T	1,661	1,375
P&ARP	2,706	2,405
AS&I	700	711
H&C (A)	463	390
Deferred income tax assets	124	270
Cash and cash equivalents	158	120
Fair value of derivative instruments and other financial assets	43	83
Total assets	5,855	5,354
(A)Holdings and Corporate primarily reflects incidental revenues and unallocated corporate activities.

NOTE 4 - OTHER GAINS AND LOSSES - NET

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Operating income and expenses
Realized gains / (losses) on derivatives (A)		(3)	10	101	(9)
Unrealized (losses) / gains on derivatives at fair value through profit and loss - net (A)	12	5	13	(55)	34
Unrealized exchange gains / (losses) from the remeasurement of monetary assets and liabilities – net		—	1	1	1
Impairment of assets		—	—	(3)	—
Restructuring costs		—	(1)	(5)	(3)
Losses on disposal		—	—	(1)	(1)
Result from the flood in Valais	3	—	—	—	2
Non-operating income and expenses
Expenses on factoring arrangements	8	(6)	(5)	(15)	(16)
Pension and other post-employment benefits	13	3	3	10	10
Other		(1)	(1)	(1)	1
Total other gains and losses - net		(2)	20	32	19
(A)Realized and unrealized gains and losses are related to derivatives entered into with the purpose of mitigating exposure to volatility in foreign currencies and commodity prices and that do not qualify for hedge accounting.

NOTE 5 - FINANCE COSTS - NET

		Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	Notes	2026	2025	2026	2025
Interest expense on borrowings (A)		(24)	(27)	(76)	(77)
Interest expense on finance leases		—	—	(1)	(1)
Interest cost on pension and other long-term benefits	13	(2)	(1)	(6)	(5)
Net loss on settlement of debt		(1)	—	(1)	—
Realized and unrealized (losses) / gains on debt derivatives at fair value (B)	12	2	1	3	(25)
Realized and unrealized exchange gains / (losses) on financing activities - net (B)		—	1	—	29
Other finance expenses		(2)	(2)	(5)	(7)
Capitalized borrowing costs (C)		—	1	3	3
Finance expenses		(27)	(27)	(83)	(83)
Finance costs - net		(27)	(27)	(83)	(83)
(A)For the three months ended September 30, 2026 and 2025, interest expense on borrowings included $22 million and $23 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, respectively. For the nine months ended September 30, 2026 and 2025, interest expense on borrowings included $69 million and $67 million of interest expenses related to Constellium SE Senior Notes including amortization of debt issuance costs, respectively.
(B) The Group hedges its currency exposure when using external funding sources in a currency other than the functional currency of the entities being funded. Changes in the fair value of these hedging derivatives are recognized within Finance costs – net in the Interim
Consolidated Income Statement.
(C) Allocation of Borrowing costs attributable to the construction of assets are capitalized. The capitalization rate was 5% for the nine months ended September 30, 2026 and 2025.
NOTE 6 - INCOME TAX
Income tax expense for interim periods is recognized based on the annualized effective tax rate expected for the full year adjusted for the tax effect of certain items recognized in full in the interim period.
Our effective tax rate was 25.6% and 30.2% of our income before tax for the three months ended September 30, 2026 and
2025, respectively. Our effective tax rate was 28.3% and 33.8% of income before tax for the nine months ended September 30,
2026 and 2025, respectively.
The difference between the statutory tax rate of 25.8% and the effective tax rate for the three and nine months ended
September 30, 2026 and 2025 includes estimates of the 2026 and 2025 surtaxes in France and the Base Erosion Anti-Abuse Tax in the United States, and is impacted by the geographical mix of our pre-tax results and the effects of certain jurisdictions where a full valuation allowance is recorded.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary share equivalents represent the dilutive effect of outstanding equity-based awards.
The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars except share and per share amounts )	2026	2025	2026	2025
Numerator:
Net income attributable to equity holders of Constellium SE	117	88	462	161
Denominator:
Basic - weighted-average ordinary shares outstanding	134,874,759	138,668,972	135,377,676	140,655,433
Dilutive effect of non-vested restricted stock units and performance-based restricted stock units	4,112,443	1,855,669	4,363,335	1,624,424
Diluted - weighted-average ordinary shares, of restricted stock units and performance-based restricted stock units	138,987,202	140,524,641	139,741,011	142,279,857
Basic earnings per share	$0.87	$0.63	$3.41	$1.14
Diluted earnings per share	$0.84	$0.62	$3.31	$1.13
For the three and nine months ended September 30, 2026, and 2025, no ordinary shares assuming exercise of equity-
based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
On September 17, 2026, our Board of Directors approved the cancellation of 6 million treasury shares acquired through our share repurchase program, pursuant to the authority granted by our shareholders at the 2026 Annual General Meeting, and the restatement of our Articles of Association to reflect the reduced share capital. The retirement of treasury shares reduced the number of issued ordinary shares of the Company.

NOTE 8 - TRADE RECEIVABLES AND OTHER

	At September 30, 2026	At December 31, 2025
(in millions of U.S. dollars)	Current	Current
Trade receivables - gross	869	614
Allowance for credit losses	(4)	(3)
Total trade receivables - net	865	611
Total other receivables	138	112
Total trade receivables and other	1,003	723
Factoring arrangements
The Group has entered into several accounts receivable factoring programs with selected financial institutions for certain receivables of the Group. The programs are accounted for as sales of the receivables and had combined limits of approximately
$711 million and $729 million at September 30, 2026 and December 31, 2025, respectively.
Proceeds on receivables sold under our ongoing factoring programs were $1,103 million and $968 million for the three months ended September 30, 2026 and 2025, respectively. Proceeds on receivables sold under our ongoing factoring programs were $3,092 million and $2,720 million for the nine months ended September 30, 2026 and 2025, respectively. At September
30, 2026 and December 31, 2025, the total amount of receivables derecognized under the Group’s factoring arrangements was
$417 million and $430 million, respectively.
Starting in fiscal year 2025, the proceeds from the sale of accounts receivables consisted of only cash. Prior to January 1,
2025, the proceeds from the sale of certain of these receivables was comprised of a combination of cash and deferred purchase price receivable. The deferred purchase price receivable was ultimately realized by the Group following the collection by the financial institutions of the underlying receivables sold. For the nine months ended September 30, 2025, the beginning deferred purchase price balance was $2 million, of which $2 million was fully collected in cash. This resulted in an ending deferred purchase price receivable balance of $0 million for the nine months ended September 30, 2025, recorded in Fair value of derivative instruments and other financial assets in the Consolidated Balance Sheets.
The Group has recorded 6 million and 5 million of expenses related to its factoring programs in the three months ended
September 30, 2026 and 2025, respectively. The Group has recorded $15 million and $16 million of expenses related to its factoring programs in the nine months ended September 30, 2026 and 2025, respectively. These amounts are presented in Other gains and losses – net in its Interim Consolidated Income Statement.
NOTE 9 - INVENTORIES

(in millions of U.S. dollars)	At September 30, 2026	At December 31, 2025
Finished goods	325	324
Work in progress	926	625
Raw materials	553	356
Stores and supplies	101	102
Total inventories	1,905	1,407

NOTE 10 - TRADE PAYABLES AND OTHER

	At September 30, 2026	At December 31, 2025
(in millions of U.S. dollars)	Current	Current
Trade payables	1,487	1,222
Employees' entitlements	268	268
Other payables	188	184
Total other	456	452
Total trade payables and other	1,943	1,674
Contract liabilities and other liabilities to customers
Revenue related to contract liabilities and other liabilities to customers for the nine months ended September 30, 2026 and 2025 are presented in the table below:

	Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025
Contract liabilities and other liabilities to customers at January 1,	113	98
Revenue deferred to contract liabilities	30	38
Revenue recognized from contract liabilities	(23)	(36)
Effect of changes in foreign currency rates and other changes	(6)	4
Contract liabilities and other liabilities to customers at September 30,	114	104

NOTE 11 - DEBT
11.1 Analysis by nature

	At September 30, 2026							At December 31, 2025
(in millions of U.S. dollars)	Nominal Value in Currency	Nominal rate	Effective rate	Face Value	Debt issuance costs	Accrued interest	Carrying value	Carrying value
Secured Pan-U.S. ABL (due 2029)	$—	Floating	5.10%	—	—	1	1	—
Senior Unsecured Notes
Issued June 2020 and due 2028 (A)	$225	5.625%	6.05%	225	(1)	4	228	323
Issued February 2021 and due 2029	$500	3.750%	4.05%	500	(3)	9	506	500
Issued June 2021 and due 2029	€300	3.125%	3.41%	341	(2)	2	341	355
Issued August 2024 and due 2032	$350	6.375%	6.77%	350	(5)	3	348	353
Issued August 2024 and due 2032	€300	5.375%	5.73%	341	(5)	2	338	354
Finance lease liabilities				27	—	—	27	32
Other loans				28	—	—	28	27
Total debt				1,812	(16)	21	1,817	1,944
Of which non-current							1,778	1,905
Of which current (B)							39	39
(A)On July 28, 2026, the Company redeemed $100 million of the $325 million outstanding aggregate principal amount of its 5.625%
Senior Notes due June 2028.
(B)Current portion of debt includes mainly accrued interest and current portions of finance leases and other long-term loans relating to the sale and leaseback of assets.
The fair values of Constellium SE Senior Notes issued in June 2020, February 2021, June 2021 and August 2024 were
98.9%, 94.0%, 97.2% and 99.6%, respectively, of the nominal value and amounted to $223 million, $470 million, $331 million and $689 million, respectively, at September 30, 2026, compared to $325 million, $483 million, $348 million, and $730 million, respectively, at December 31, 2025.
The €100 million French Inventory Facility remained undrawn at September 30, 2026.
The Group was in compliance with all applicable financial debt covenants at September 30, 2026 and December 31,
2025.

NOTE 12 - FINANCIAL INSTRUMENTS
12.1 Fair values of financial instruments
All derivatives are presented at fair value in the Interim Consolidated Balance Sheets:

	At September 30, 2026			At December 31, 2025
(in millions of U.S. dollars)	Non- current	Current	Total	Non- current	Current	Total
Derivatives that qualify for hedge accounting
Currency commercial derivatives	—	—	—	7	6	13
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	—	5	5	3	7	10
Currency net debt derivatives	—	1	1	—	—	—
Energy derivatives	1	—	1	1	1	2
Metal derivatives	—	36	36	—	58	58
Fair value of derivative instruments - assets	1	42	43	11	72	83
Derivatives that qualify for hedge accounting
Currency commercial derivatives	1	2	3	—	—	—
Derivatives that do not qualify for hedge accounting
Currency commercial derivatives	4	13	17	1	4	5
Energy derivatives	1	5	6	1	2	3
Metal derivatives	7	19	26	1	12	13
Fair value of derivative instruments - liabilities	13	39	52	3	18	21
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
foreign exchange derivatives.
•Level 3 is based on inputs for the asset or liability that are not based on observable market data (unobservable inputs). Trade receivables are classified as a Level 3 measurement under the fair value hierarchy.

	At September 30, 2026				At December 31, 2025
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value of derivative instruments - assets	18	25	—	43	32	51	—	83
Fair value of derivative instruments - liabilities	9	43	—	52	5	16	—	21
There was no material transfer of asset and liability categories into or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2026, nor the year ended December 31, 2025.
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
Group uses foreign exchange forwards and foreign exchange swaps for this purpose.
The following tables outline the nominal value (converted to millions of U.S. dollars at the closing rate) of forward derivatives for Constellium’s most significant foreign exchange exposures at September 30, 2026.

Sold currencies	Maturity Year	Less than 1 year	Over 1 year
USD	2026-2031	526	403
CHF	2026-2031	62	15
CZK	2026	3	—
Other currencies	2026-2027	7	—

Purchased currencies
USD	2026-2028	103	1
CHF	2026-2030	156	25
CZK	2026-2028	74	25
Other currencies	2027	3	—
The Group has agreed to supply a major customer with products from an entity with Euro functional currency, while invoicing in U.S. dollars. The Group has entered into significant foreign exchange derivatives that matched related highly probable future conversion sales. The Group designates a substantial portion of these derivatives for hedge accounting, with a total nominal amount of $389 million and $302 million at September 30, 2026 and December 31, 2025 respectively, with maturities ranging from 2026 to 2031. Changes in the fair value of cash flow hedges are reported by the Group as a component of Accumulated other comprehensive income, net of tax and reclassified into earnings when the forecasted transaction affects earnings.
The table below details the effect of foreign currency derivatives in the Interim Consolidated Income Statement, the
Interim Consolidated Statement of Cash Flows and the Interim Consolidated Statement of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized (losses) / gains on foreign currency derivatives - net (A)	(3)	6	(3)	6
Unrealized (losses) / gains on foreign currency derivatives - net (B)	(5)	(6)	(19)	32
Derivatives that qualify for hedge accounting
Included in Other comprehensive income
Unrealized (losses) / gains on foreign currency derivatives - net	(3)	(2)	(12)	35
(Losses) / gains reclassified from cash flow hedge reserve to the Consolidated Income Statement	—	(1)	(2)	(1)
Included in Revenue (C)
Realized gains / (losses) on foreign currency derivatives - net (A)	—	2	3	(2)
Unrealized (losses) / gains on foreign currency derivatives - net	—	1	(1)	4
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
hedged either naturally through intercompany foreign currency loans and deposits or through foreign currency derivatives.
At September 30, 2026, the net hedged position related to long-term and short-term loans and deposits in U.S. dollars included a forward sale of $132 million versus the Euro using simple foreign exchange forward contracts.

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Finance costs - net
Realized gains / (losses) on foreign currency derivatives - net (A)	—	1	2	(24)
Unrealized gains / (losses) on foreign currency derivatives - net	2	—	1	(1)
Total	2	1	3	(25)
(A)Net debt derivatives settled during the period are presented in Other financing activities in the Interim Consolidated Statements of Cash
Flows.

Total realized and unrealized gains or losses on debt derivatives are expected to partially offset the total realized and unrealized gains or losses on financing activities, both included in Finance costs – net.
12.4 Commodities
The Group is subject to the effects of market fluctuations in the price of aluminum, which is the Group’s primary metal input and a significant component of its output. The Group is also exposed to fluctuations in aluminum regional premiums and in the price of copper, lithium, natural gas, silver, zinc, and other alloying metals, to a lesser extent.
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
At September 30, 2026, the nominal amount of commodity derivatives is as follows:

(in millions of U.S. dollars)	Maturity Year	Less than 1 year	Over 1 year
Metal	2026-2028	414	56
Natural gas	2026-2029	26	32
The value of the contracts will fluctuate due to changes in market prices but our hedging strategy helps protect the
Group’s margin on future conversion and fabrication activities. At September 30, 2026, these contracts were directly entered into with external counterparties.
The Group does not apply hedge accounting on commodity derivatives and therefore mark-to-market movements are recognized in Other gains and losses – net.

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollar)	2026	2025	2026	2025
Derivatives that do not qualify for hedge accounting
Included in Other gains and losses - net
Realized gains / (losses) on commodities derivatives - net (A)	—	4	104	(15)
Unrealized gains / (losses) on commodities derivatives - net	10	19	(36)	2
(A)Commodity derivatives settled during the period are presented in net cash flows from operating activities in the Interim Consolidated
Statements of Cash Flows.

NOTE 13 - PENSION AND OTHER POST-EMPLOYMENT BENEFIT OBLIGATIONS

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(in millions of U.S. dollars)	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits	Pension	OPEB and Other Benefits
Current service cost	(5)	(1)	(4)	(1)	(13)	(4)	(13)	(3)
Interest cost	(6)	(2)	(6)	(1)	(19)	(5)	(17)	(5)
Expected return on plan assets	6	—	6	—	18	—	17	—
Immediate recognition of losses arising over the year	—	—	—	—	—	(4)	—	—
Amortization of past service gain	—	3	—	3	1	8	1	8
Amortization of net actuarial gain	1	—	—	—	1	1	—	1
Curtailment and settlements	(1)	—	—	—	(1)	—	—	—
Total net pension and other long- term benefit cost	(5)	—	(4)	1	(13)	(4)	(12)	1
Ravenswood plan termination
During the three months ended September 30, 2026, the Group settled the Constellium Rolled Products Ravenswood
Salaried Pension Plan (the "Plan") through a combination of lump-sum benefit payments and the purchase of an annuity contract transferring the remaining pension obligations to a third-party financial institution. As a result, the Group derecognized
$47 million of pension obligations and $44 million of pension assets attributable to the Plan.
NOTE 14 - PROVISIONS

	At September 30, 2026		At December 31, 2025
(in millions of U.S. dollars)	Current	Non-current	Current	Non-current
Close down and environmental remediation costs	15	71	13	85
Restructuring costs	3	—	1	—
Legal claims and other costs	5	19	11	21
Total provisions	23	90	25	106
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

	Three months ended September 30, 2026
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At June 30, 2026	107	—	(73)	34
Other comprehensive income / (loss) before reclassification	1	(2)	(2)	(3)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	—	—	(3)
At September 30, 2026	105	(2)	(75)	28

	Three months ended September 30, 2025
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At June 30, 2025	81	13	(68)	26
Other comprehensive income / (loss) before reclassification	(2)	(1)	2	(1)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(3)	(1)	—	(4)
At September 30, 2025	76	11	(66)	21

	Nine months ended September 30, 2026
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2026	115	8	(69)	54
Other comprehensive income / (loss) before reclassification	(1)	(8)	(8)	(17)
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(9)	(2)	—	(11)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At September 30, 2026	105	(2)	(75)	28

	Nine months ended September 30, 2025
(in millions of U.S. dollars)	Post- employment benefit plans	Cash flow hedges	Currency translation adjustments	Accumulated other comprehensive income / (loss)
At January 1, 2025	84	(14)	(84)	(14)
Other comprehensive income / (loss) before reclassification	—	26	16	42
Amounts reclassified from accumulated other comprehensive income / (loss) to the income statement	(8)	(1)	—	(9)
Amounts reclassified from accumulated other comprehensive income / (loss) to retained earnings	—	—	2	2
At September 30, 2025	76	11	(66)	21

NOTE 16 - SHARE-BASED COMPENSATION
Performance-Based Restricted Stock Units (equity-settled)
During the nine months ended September 30, 2026, the Company granted 401,662 Performance-Based Restricted Stock
Units ("PSUs") to selected employees of the Group. The fair value of PSU awards with performance and service conditions is estimated using the value of Constellium SE’s ordinary shares on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
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
September 30, 2026:

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
Restricted Stock Units Award Agreements (equity-settled)
During the nine months ended September 30, 2026, the Company granted 409,752 Restricted Stock Units (RSUs) to selected employees of the Group subject to the beneficiaries remaining continuously employed by or at the service of the Group from the grant date to the end of the three-year vesting period. The fair value of the RSUs awarded is $24.59, being the quoted market price at grant date.
Expense recognized during the period
Total share-based compensation expense was $8 million and $7 million for the three months ended September 30, 2026 and 2025, respectively. Total share-based compensation expense was $27 million and $20 million for the nine months ended
September 30, 2026 and 2025, respectively.
At September 30, 2026, unrecognized compensation expense related to the RSUs was $15 million, which will be recognized over the remaining weighted average vesting period of 2.3 years, and unrecognized compensation expense related to the PSUs was $22 million, which will be recognized over the remaining weighted average vesting period of 2.3 years.
Vested plan during the period
Fair values of vested RSUs and PSUs amounted to $32 million for the nine months ended September 30, 2026. They are excluded from the Statement of Cash flows as non-cash financing activities.
NOTE 17 - ACQUISITION AND DISPOSAL OF SUBSIDIARIES

On June 24, 2026, the Group disposed of its 54% interest in Changchun Engley Automobile Parts Co. LTD
("Changchun"). The cash inflows amounted to  $2 million, net of cash & cash equivalents disposed.
NOTE 18 - SUBSEQUENT EVENTS
On October 22, 2026, the Pan-U.S. ABL was amended to, among other things, increase the available commitments from
$550 million to $700 million and extend the maturity to October 22, 2031.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based principally on our unaudited interim condensed consolidated financial statements prepared under U.S. GAAP at September 30, 2026 and for the three and nine months ended September 30, 2026 and
2025 and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited interim condensed consolidated financial statements at September 30, 2026 and for the three and nine months ended
September 30, 2026 and 2025 which are included in this Quarterly Report.
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
Overview
Constellium is a global leader in the development, manufacture and sale of a broad range of high value-added specialty rolled and extruded aluminum products to the aerospace, space, defense, packaging, automotive, commercial transportation and general industrial end-markets. At September 30, 2026, the Group operated 23 manufacturing facilities, 3 R&D centers and 3 administrative centers. The Group has approximately 11,500 employees.
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
Management Review and Outlook
Constellium delivered strong results in the third quarter despite the ongoing uncertainties on the macroeconomic and geopolitical fronts. During the quarter, we benefited from strong operational focus, cost control and improved market dynamics, including an improved aerospace and transportation, industry and defense (TID) environment, supply shortages of automotive rolled products in North America and strong recycling performance in both North America and Europe. During the quarter, we returned $30 million to shareholders through the repurchase of 1 million shares. Even though the current landscape remains volatile, we like our end market positioning, and we are optimistic about our prospects for the remainder of this year and beyond, which include harvesting the benefits from our previously announced return-seeking investments and capturing future market opportunities. Our focus remains on executing on our strategy, driving operational performance, controlling costs, maintaining commercial and capital discipline, generating free cash flow and increasing shareholder value.

For the three and nine months ended September 30, 2026, our segments represented the following percentages of total
Revenue and total Adjusted EBITDA:

	Three months ended September 30, 2026				Nine months ended September 30, 2026
(as a % of total)	Revenue		Segment Adjusted EBITDA		Revenue		Segment Adjusted EBITDA
A&T		25%		36%		25%		40%
P&ARP		62%		58%		61%		56%
AS&I		15%		8%		16%		8%
H&C (1)		—%		(2)%		—%		(4)%
Total		100%		100%		100%		100%
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
During the nine months ended September 30, 2026, we continued to monitor geopolitical and economic instability, globally.
During the third quarter of 2026, there was continued uncertainty related to tariffs and trade conditions, and their short and long-term impacts on the Company. We are monitoring the potential impacts of the recent developments in tariff announcements during the third quarter related to Section 338 of the Tariff Act of 1930 (“Section 338 Tariffs”). Under recent proclamations, Section 338 Tariffs apply to certain aluminum products imported from Canada, including extrusions, which also remain subject to tariffs previously imposed under Section 232 of the Trade Expansion Act of 1962 (“Section 232 Tariffs”).
The effect of the combined tariffs on extruded products will drive up overall tariff costs. Global and regional economies continue to be impacted by armed conflicts, sanctions, and volatility. In particular, ongoing geopolitical tensions and military conflicts in the Middle East, including the ongoing conflict involving the United States, Israel and Iran, have caused, and may continue to result in, higher fuel and energy prices. While it is difficult to predict the impact of these events, we continuously monitor them and will develop contingency plans and countermeasures as necessary to seek to address adverse effects or disruptions to our operations as they arise.
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
Aluminum prices have risen sharply since 2025, especially in the U.S. following the Section 232 Tariffs. The average
LME transaction price, Rotterdam premium and Midwest premium per ton of primary aluminum for the three and nine months ended September 30, 2026 and 2025 are presented below.

	Three months ended September 30,		Nine months ended September 30,		Percent changes QTD	Percent changes YTD

(U.S. dollars per ton)	2026	2025	2026	2025	2026 vs 2025	2026 vs 2025

Average LME transaction price	3,226	2,618	3,328	2,566	23%	30%
Average Midwest premium	2,418	1,566	2,409	1,095	54%	120%
Average all-in aluminum price U.S.	5,644	4,184	5,737	3,661	35%	57%

Average LME transaction price	3,226	2,618	3,328	2,566	23%	30%
Average Rotterdam premium	510	212	494	233	141%	112%
Average all-in aluminum price Europe	3,736	2,830	3,822	2,799	32%	37%
We purchase large amounts of scrap aluminum to manufacture some of our products as part of our commitment to sustainability and circular resource use. Utilizing recycled aluminum supports the reduction of our reliance on primary aluminum production and usually provides economic benefits, as scrap aluminum trades at a discount to the market price of primary aluminum (i.e. LME plus regional premiums). The difference between the price of primary aluminum and the price of scrap aluminum is referred to as the “scrap spread.” The scrap spread depends on regional scrap aluminum supply and overall market demand. If, for example, the scrap spread widens and the price of primary aluminum remains static, this could have a favorable impact on our Company's results, while the converse could lead to an unfavorable impact. In addition, many other factors, such as the price of primary aluminum, types of scrap aluminum we purchase, effectiveness and timing of our scrap purchase activities, and productivity of our recycling operations, could have impacts on the Company’s results.
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
Results of Operations for the three and nine months ended September 30, 2026 and 2025

	Three months ended September 30,				Nine months ended September 30,
(in millions of U.S. dollars and as a % of revenue)	2026		2025		2026		2025

Revenue	2,639	100%	2,166	100%	7,848	100%	6,248	100%
Cost of sales (excluding depreciation and amortization)	(2,272)	86%	(1,852)	86%	(6,581)	84%	(5,408)	87%
Depreciation and amortization	(82)	3%	(84)	4%	(249)	3%	(244)	4%
Selling and administrative expenses	(84)	3%	(85)	4%	(282)	4%	(251)	4%
Research and development expenses	(12)	—%	(12)	1%	(39)	—%	(37)	1%
Other gains and losses – net	(2)	—%	20	1%	32	—%	19	—%
Finance costs – net	(27)	1%	(27)	1%	(83)	1%	(83)	1%
Income before tax	160	6%	126	6%	646	8%	244	4%
Income tax expense	(41)	2%	(38)	2%	(183)	2%	(82)	1%
Net income	119	5%	88	4%	463	6%	162	3%
Shipment volumes (in kt)	368	n/a	373	n/a	1,120	n/a	1,130	n/a
Revenue
For the three months ended September 30, 2026, Revenue increased 22% to $2,639 million from $2,166 million for the three months ended September 30, 2025. The increase reflected higher revenue per ton, including higher metal prices, partially offset by lower shipments.
For the three months ended September 30, 2026, sales volumes decreased 1% to 368 kt from 373 kt for the three months ended September 30, 2025. The decrease reflected a 3% decrease in volumes for P&ARP and a 4% decrease in volumes for
AS&I, partially offset by a 18% increase in volumes for A&T.

For the nine months ended September 30, 2026, Revenue increased 26% to $7,848 million from $6,248 million for the nine months ended September 30, 2025. The increase reflected higher revenue per ton, including higher metal prices, partially offset by lower shipments.
For the nine months ended September 30, 2026, sales volumes decreased 1% to 1,120 kt from 1,130 kt for the nine months ended September 30, 2025. The decrease reflected a 3% decrease in volumes for P&ARP and a 3% decrease in volumes for AS&I, partially offset by a 19% increase in volumes for A&T.
Our revenue is discussed in more detail in the “Segment Results” section.
Cost of Sales
For the three months ended September 30, 2026, Cost of sales increased 23% to $2,272 million from $1,852 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in raw materials and consumables primarily as a result of higher metal prices.
For the nine months ended September 30, 2026, Cost of sales increased 22% to $6,581 million from $5,408 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in raw materials and consumables primarily as a result of higher metal prices.
Selling and Administrative Expenses
For the three months ended September 30, 2026, Selling and administrative expenses decreased 1% to $84 million from
$85 million for the three months ended September 30, 2025. The decrease was primarily driven by a decrease in labor costs.
For the nine months ended September 30, 2026, Selling and administrative expenses increased 12% to $282 million from
$251 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in labor costs and costs associated with corporate transformation projects.
Research and Development Expenses
For the three months ended September 30, 2026, Research and development expenses were stable at $12 million compared to the three months ended September 30, 2025.
For the nine months ended September 30, 2026, Research and development expenses increased 5% to $39 million from
$37 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in labor costs.
Other Gains and Losses, net
The following table provides an analysis of realized and unrealized gains and losses by nature of exposure:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025	2026	2025

Realized (losses) / gains on foreign currency derivatives - net	(3)	6	(3)	6
Realized gains / (losses) on commodities derivatives - net	—	4	104	(15)
Realized (losses) / gains on derivatives	(3)	10	101	(9)

Unrealized (losses) / gains on foreign currency derivatives - net	(5)	(6)	(19)	32
Unrealized gains / (losses) on commodities derivatives - net	10	19	(36)	2
Unrealized gains / (losses) on derivatives at fair value through profit and loss - net	5	13	(55)	34

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
Changes in realized gains / (losses) on derivatives for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily reflected the fluctuation in foreign exchange. Changes in unrealized gains /
(losses) on derivatives for the three months ended September 30, 2026 as compared to the three months ended September 30,
2025 primarily reflected the fluctuation in commodity and energy prices.
Changes in realized gains / (losses) on derivatives for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily reflected the fluctuation in commodity and energy prices. Changes in unrealized gains / (losses) on derivatives for the nine months ended September 30, 2026 as compared to the nine months ended September
30, 2025 reflected the fluctuation in foreign exchange and commodity and energy prices.
Other Gains and Losses, net are further discussed in Note 4 to the unaudited interim condensed consolidated financial statements.
Finance Costs, net
For the three months ended September 30, 2026, Finance costs, net were stable at $27 million compared the three months ended September 30, 2025.
For the nine months ended September 30, 2026, Finance costs, net were stable at $83 million compared to the nine months ended September 30, 2025.
Income Tax
For the three months ended September 30, 2026 and 2025, Income tax was an expense of $41 million and $38 million, respectively. For the nine months ended September 30, 2026 and 2025, Income tax was an expense of $183 million and $82 million, respectively. Our effective tax rate was 25.6% and 30.2% of income before tax for the three months ended September
30, 2026 and 2025, respectively. Our effective tax rate was 28.3% and 33.8% of income before tax for the nine months ended
September 30, 2026 and 2025, respectively.
The differences between the statutory tax rate of 25.8% and the effective tax rate for the three and nine months ended
September 30, 2026 and 2025 include estimates of the 2026 and 2025 surtaxes in France and the Base Erosion Anti-Abuse Tax in the United States, and is impacted by the geographical mix of the income before tax results and the effects of certain jurisdictions where a full valuation allowance is recorded.

Segment Results
Segment Revenue
The following table sets forth the revenue for our three operating segments for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
(in millions of U.S. dollars and as a % of revenue)	2026		2025		2026		2025

A&T	664	25%	481	22%	1,954	25%	1,441	23%
P&ARP	1,625	62%	1,307	60%	4,782	61%	3,729	60%
AS&I	402	15%	409	19%	1,275	16%	1,211	19%
H&C (1)	2	—%	1	—%	6	—%	3	—%
Inter-segment eliminations	(55)	n.m	(32)	n.m	(169)	n.m	(136)	n.m
Total revenue	2,639	100%	2,166	100%	7,848	100%	6,248	100%
n.m. not meaningful
(1)Holdings and Corporate primarily reflects incidental revenues.
The following table sets forth the shipments for our three operating segments for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
(in kt and as a % of shipments)	2026		2025		2026		2025

A&T	59	16%	50	13%	184	16%	154	14%
P&ARP	266	72%	275	74%	793	71%	820	73%
AS&I	46	13%	48	13%	151	14%	155	14%
Inter-segment eliminations	(3)	n.m	—	n.m	(9)	n.m	(1)	n.m
Total shipments	368	100%	373	100%	1,120	100%	1,130	100%
n.m. not meaningful
A&T
For the three months ended September 30, 2026, revenue in our A&T segment increased 38% to $664 million from $481 million for the three months ended September 30, 2025, reflecting higher shipments and higher revenue per ton, including higher metal prices. A&T shipments were up 18%, or 9 kt, due to higher Aerospace and Transportation, Industry and Defense rolled products shipments, which benefited from an improved market environment.
For the nine months ended September 30, 2026, revenue in our A&T segment increased 36% to $1,954 million from
$1,441 million for the nine months ended September 30, 2025, reflecting higher shipments and higher revenue per ton, including higher metal prices. A&T shipments were up 19%, or 30 kt, due to higher Aerospace and Transportation, Industry and Defense rolled products shipments, which benefited from an improved market environment as well as supply shortages of automotive rolled products in North America.
P&ARP
For the three months ended September 30, 2026, revenue in our P&ARP segment increased 24% to $1,625 million from
$1,307 million for the three months ended September 30, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. P&ARP shipments were down 3% or 9 kt compared to the three months ended September
30, 2025, due to lower Packaging rolled products shipments, partially offset by higher Automotive rolled products shipments, which benefited from supply shortages in North America.
For the nine months ended September 30, 2026, revenue in our P&ARP segment increased 28% to $4,782 million from
$3,729 million for the nine months ended September 30, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. P&ARP shipments were down 3% or 27 kt, due to lower Packaging rolled products shipments, partially offset by higher Automotive rolled products shipments, which benefited from supply shortages in North
America.

AS&I
For the three months ended September 30, 2026, revenue in our AS&I segment decreased 2% to $402 million from $409 million for the three months ended September 30, 2025, primarily reflecting lower shipments, partially offset by higher revenue per ton, including higher metal prices. AS&I shipments were down 4% or 2 kt, due to lower Automotive and Other extruded products shipments.
For the nine months ended September 30, 2026, revenue in our AS&I segment increased 5% to $1,275 million from
$1,211 million for the nine months ended September 30, 2025, reflecting higher revenue per ton, including higher metal prices, partially offset by lower shipments. AS&I shipments were down 3%, or 4 kt, due to lower Automotive and Other extruded products shipments.
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
The following table sets forth the Segment Adjusted EBITDA for our reportable segments for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
(in millions of U.S. dollars and as a % of revenue)	2026		2025		2026		2025

A&T	102	15%	90	19%	340	17%	256	18%
P&ARP	162	10%	82	6%	478	10%	217	6%
AS&I	21	5%	33	8%	71	6%	67	6%
The following table presents the primary drivers for changes in Segment Adjusted EBITDA for each of our three reportable segments:

(in millions of U.S. dollars)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the three months ended September 30, 2025	90	82	33
Volume	34	(7)	(6)
Price and product mix	20	18	(23)
Costs	(40)	70	18
Foreign exchange and other	(2)	(1)	(1)
Segment Adjusted EBITDA for the three months ended September 30, 2026	102	162	21

(in millions of U.S. dollars)	A&T	P&ARP	AS&I

Segment Adjusted EBITDA for the nine months ended September 30, 2025	256	217	67
Volume	106	(18)	(10)
Price and product mix	35	64	(31)
Costs	(64)	208	42
Foreign exchange and other	7	7	3
Segment Adjusted EBITDA for the nine months ended September 30, 2026	340	478	71
A&T
For the three months ended September 30, 2026, Adjusted EBITDA in our A&T segment increased 13% to $102 million from $90 million for the three months ended September 30, 2025, primarily as a result of higher volumes and favorable price and mix, partially offset by higher operating costs. For the three months ended September 30, 2026, Adjusted EBITDA per metric ton decreased by 4% to $1,724 per ton from $1,796 per ton for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, Adjusted EBITDA in our A&T segment increased 33% to $340 million from $256 million for the nine months ended September 30, 2025, primarily as a result of higher volumes, favorable price and mix and favorable impact from foreign exchange translation, partially offset by higher operating costs. For the nine months ended September 30, 2026, Adjusted EBITDA per ton increased 11% to $1,845 per ton from $1,662 per ton for the nine months ended September 30, 2025.
P&ARP
For the three months ended September 30, 2026, Adjusted EBITDA in our P&ARP segment increased 98% to
$162 million from $82 million for the three months ended September 30, 2025, primarily as a result of favorable metal costs and favorable price and mix, partially offset by lower volumes. For the three months ended September 30, 2026, Adjusted
EBITDA per metric ton increased by 104% to $608 per ton from $298 per ton for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, Adjusted EBITDA in our P&ARP segment increased 120% to
$478 million from $217 million for the nine months ended September 30, 2025, primarily as a result of favorable metal costs, favorable price and mix and favorable impact from foreign exchange translation, partially offset by lower volumes. For the nine months ended September 30, 2026, Adjusted EBITDA per ton increased 128% to $603 per ton from $265 per ton for the nine months ended September 30, 2025.
AS&I
For the three months ended September 30, 2026, Adjusted EBITDA in our AS&I segment decreased 36% to $21 million from $33 million for the three months ended September 30, 2025, primarily as a result of lower volumes and unfavorable price and mix primarily driven by a net customer compensation for underperformance of an automotive program received in the third quarter of 2025, partially offset by lower operating costs. For the three months ended September 30, 2026, Adjusted EBITDA per ton decreased 34% to $454 per ton from $683 per ton for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, Adjusted EBITDA in our AS&I segment increased by 6% to $71 million from $67 million for the nine months ended September 30, 2025, primarily as a result of lower operating costs, partially offset lower volumes and unfavorable price and mix primarily driven by a net customer compensation for underperformance of an automotive program received in the third quarter of 2025. For the nine months ended September 30, 2026, Adjusted EBITDA per metric ton increased by 9% to $470 per ton from $431 per ton for the nine months ended September 30, 2025.

Liquidity and Capital Resources
Our primary requirements for liquidity and capital resources, besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents, as well as strategic financing arrangements. At September 30, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Our primary sources of cash flow have historically been cash flows from operating activities and funding or borrowings from external parties.
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
Our financial institution counterparties may require margin calls should our negative mark-to-market exceed a pre-agreed contractual limit. In order to protect the Group from the potential margin calls for significant market movements, we maintain additional cash or availability under our various borrowing facilities, we enter into derivatives with a large number of financial counterparties and we monitor potential margin requirements on a daily basis for adverse movements in the U.S. dollar against the euro and in aluminum prices. There were no margin calls at September 30, 2026 and December 31, 2025.
At September 30, 2026, we had $992 million of total liquidity, comprised of $158 million in cash and cash equivalents,
$541 million of availability under our Pan-U.S. ABL facility, $179 million of availability under our factoring arrangements and
$114 million of availability under our committed asset-based facility for our French subsidiaries.
Factored receivables under non-recourse arrangements were $417 million and $430 million at September 30, 2026 and
December 31, 2025, respectively.
Cash Flows
The following table summarizes our cash flows from / (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025

Net Cash Flows from / (used in)
Operating activities	420	271
Investing activities	(195)	(200)
Financing activities	(184)	(103)
Net increase / (decrease) in cash and cash equivalents, excluding the effect of exchange rate changes	41	(32)

Net Cash Flows from Operating Activities
For the nine months ended September 30, 2026, net cash flows from operating activities were $420 million, a
$149 million increase from $271 million in the nine months ended September 30, 2025. This change primarily reflects a
$476 million increase in cash flows from operating activities before working capital and a $327 million decrease in cash flows from working capital usage.
For the nine months ended September 30, 2026, changes in working capital were attributable to (i) an increase in inventory of $527 million, primarily driven by higher ending metal prices and higher activity levels; (ii) an increase in trade receivables of $267 million primarily driven by higher ending metal prices and higher activity levels; and (iii) an increase in trade payables of $310 million, primarily driven by higher ending metal prices and higher metal purchases due to higher activity levels.
For the nine months ended September 30, 2025, changes in working capital were attributable to (i) an increase in inventory of $109 million, primarily driven higher ending metal prices; (ii) an increase in trade receivables of $280 million primarily driven by higher activity levels and higher ending metal prices; and (iii) an increase in trade payables of $221 million, primarily driven by higher metal purchases due to higher activity levels and higher ending metal prices.
Net Cash Flows used in Investing Activities
For the nine months ended September 30, 2026 and 2025, net cash flows used in investing activities were $195 million and $200 million, respectively. Capital expenditures, net of Property, Plant and Equipment inflows were $197 million and $203 million, respectively, and related primarily to maintenance and investments in our manufacturing facilities.
Capital expenditures by segment are detailed in Note 3.3 of our unaudited interim condensed consolidated financial statements.
Net Cash Flows used in Financing Activities
For the nine months ended September 30, 2026, net cash flows used in financing activities were $184 million, primarily reflecting repayment of long-term debt and share repurchases. During the nine months ended September 30, 2026, Constellium redeemed $100 million of the $325 million outstanding aggregate principal amount of its 5.625% Senior Notes due June 2028 and repurchased 2.8 million ordinary shares of the Company for $78 million.
For the nine months ended September 30, 2025, net cash flows used in financing activities were $103 million, primarily reflecting share repurchases, additional borrowings under the Pan-U.S. ABL facility as well as realized foreign exchange losses on net debt hedging instruments due to the weakening of the U.S. dollar. During the nine months ended September 30, 2025,
Constellium repurchased 6.5 million ordinary shares of the Company for $75 million.
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

The following table reconciles our net income to our Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars)	2026	2025	2026	2025

Net income	119	88	463	162
Income tax expense	41	38	183	82
Finance costs – net	27	27	83	83
Expenses on factoring arrangements	6	5	15	16
Depreciation and amortization	82	84	249	244
Impairment of assets	—	—	3	—
Restructuring costs	—	1	5	3
Unrealized gains / (losses) on derivatives	(5)	(13)	55	(34)
Unrealized exchange gains from the remeasurement of monetary assets and liabilities – net	—	(1)	(1)	(1)
Pension and other post-employment benefits - non- operating gains	(3)	(3)	(10)	(10)
Share based compensation	8	7	27	20
Losses on disposal	—	—	1	1
Other (A)	1	2	1	—
Adjusted EBITDA[1]	276	235	1,074	566
of which Metal price lag (B)	(4)	39	222	59
1Adjusted EBITDA includes the non-cash impact of metal price lag
_______________
(A)For the nine months ended September 30, 2025, Other mainly includes $9 million of insurance proceeds and $8 million of clean-up costs related to the flooding of our facilities in Valais (Switzerland).
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total number of shares purchased	Average price paid per share (in U.S. dollars)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the program(2)
July 1 - July 31, 2026	515,106	29.12	515,106	272,000,049
August 1 - August 31, 2026	529,335	28.34	529,335	257,000,065
September 1 - September 30, 2026	—	—	—	257,000,065
Total	1,044,441		1,044,441	257,000,065
(1)On March 12, 2026, the Company announced that the Board of Directors authorized a new share repurchase program of up to
$300 million of the Company’s outstanding ordinary shares, which is effective as of the Company’s 2026 Annual General Meeting of
Shareholders held on May 21, 2026, and will expire on December 31, 2028. The new share repurchase program replaces and supersedes the previous share repurchase program authorized by the Board of Directors on February 21, 2024 and which was set to expire on
December 31, 2026, of which $72 million remained.
(2)At September 30, 2026, approximately $257 million remains under the Company’s current share repurchase program. More information about our share repurchase program is available in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities - Purchases of Equity Securities by the Issuer and Affiliated Purchasers” of our
Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Association of Constellium SE dated September 17, 2026**
10.1
Amendment No. 8 to Amended and Restated Credit Agreement, by and among Constellium Muscle Shoals
LLC, Constellium Rolled Products Ravenswood, LLC, Constellium Bowling Green LLC, Constellium
Holdings Muscle Shoals LLC, Constellium US Holdings I, LLC, Constellium US Intermediate Holdings
LLC, the lenders signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent
and Collateral Agent, dated as of October 22, 2026**

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

Constellium SE

Date:	October 28, 2026	By:	/s/ Ingrid Joerg
Name: Ingrid Joerg
Title: Chief Executive Officer and Director

Date:	October 28, 2026	By:	/s/ Jack Guo
Name: Jack Guo
Title: Executive Vice President & Chief Financial Officer